Form 10QSB
period 1996-03-31
NATIONAL MEDICAL FINANCIAL SERVICES CORP
filed 1996-05-14
CIK 934548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                    ----------------------------------------

                                   FORM 10-QSB


(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended March 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          for the period from ___________________ to _________________

                         Commission file number 0-25344
                    ----------------------------------------

                 NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION
       (Exact name of small business issuer as specified in its charter)


             Nevada                                    25-1741216
  (State or other jurisdiction                      (I.R.S. Employer
of incorporation or organization)                  Identification No.)

   1315 Greg Street, Suite 103
         Sparks, Nevada                                   89431
      (Address of principal                            (Zip Code)
       executive offices)

                                 (702) 356-2315
                (Issuer's telephone number, including area code)


         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the past 12 months (or such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes X No___.


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, par value $.01 per share, 7,456,844 shares outstanding as of April 30, 1996.

                 NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION

                                 BALANCE SHEETS


                                                            March 31,         December 31,
                                                              1996                1995
                                                           -----------         ------------
                                                           (unaudited)
                 ASSETS
    Current assets:
        Cash and cash equivalents                          $6,324,229          $6,580,223
        Accounts receivable - billed                        2,570,579           2,020,862
        Accounts receivable - unbilled                        502,664             231,000
        Accounts receivable - principal stockholders           50,000                  --
        Miscellaneous receivable                               17,240              30,189
        Other assets and prepaid expenses                      20,047               5,218
                                                           ----------          ----------

             Total current assets                           9,484,759           8,867,492
                                                           ----------          ----------

    Deposit on software license                               700,000             700,000
    Property and equipment, net                                19,029              14,232
    Client lists, net                                       3,911,223           2,376,195
    Deferred costs                                              7,143              20,810
                                                          -----------         -----------

             Total assets                                 $14,122,154         $11,978,729
                                                          ===========         ===========

                 LIABILITIES
    Current liabilities:
      Accrued subcontract fees                             $1,064,632          $1,051,895
      Accounts payable and accrued expenses                    70,417             572,252
      Federal income taxes payable                            189,412             135,612
                                                           ----------          ----------

             Total current liabilities                      1,324,461           1,759,759
                                                           ----------          ----------

Deferred income taxes                                           5,422                  --

Commitments and contingent liabilities                             --                  --

                  STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 1,0000,000 shares
   authorized, none outstanding                                    --                  --
Common stock, $.01 par value, 20,000,000 shares
   authorized, 7,426,844 and 7,119,167 shares
   issued and outstanding                                      74,269              71,192
Paid-in capital                                            11,092,433           8,952,880
Retained earnings                                           1,625,569           1,194,898
                                                           ----------           ---------

             Total stockholders' equity                    12,792,271          10,218,970
                                                           ----------          ----------

             Total liabilities and stockholders' equity   $14,122,154         $11,978,729
                                                          ===========         ===========


                 See accompanying notes to financial statements.

                 NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION

                                INCOME STATEMENTS
            For the Three Month Periods Ended March 31, 1996 and 1995

                                                         1996            1995
                                                      -----------    -----------
                                                      (unaudited)    (unaudited)

Revenues                                               $2,134,761     $1,209,469
Subcontract expense                                     1,379,950        846,628
                                                      -----------    -----------

         Operating Income                                 754,811        362,841

Selling, general and administrative expense               104,333        116,422
Interest (income)                                         (51,915)            --
                                                      -----------    -----------

Income before income taxes                                702,393        246,419
                                                      -----------    -----------

Provision for income taxes:
    Current                                               266,300         83,800
    Deferred                                                5,422             --
                                                      -----------    -----------

                                                          271,722         83,800
                                                      -----------    -----------

         Net income                                      $430,671       $162,619
                                                      ===========    ===========

Primary net income per share                                $0.06          $0.03
                                                      ===========    ===========

Weighted average number of shares
    outstanding used in primary calculation             7,751,189      4,666,667
                                                      ===========    ===========

Fully diluted net income per share                          $0.06          $0.03
                                                      ===========    ===========

Weighted average number of shares
    outstanding used in fully diluted calculation       7,829,694      4,666,667
                                                      ===========    ===========










                 See accompanying notes to financial statements.

                 NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION

                            STATEMENTS OF CASH FLOWS
            For the Three Month Periods Ended March 31, 1996 and 1995



                                                                   1996           1995
                                                                -----------    -----------
                                                                (unaudited)    (unaudited)
Cash flow from operating activities:
    Net                                                          $  430,671     $  162,619
    Adjustments to reconcile net income to cash
        (used in) operating activities:
        Depreciation and amortization expense                        59,223            174
        Deferred income taxes                                         5,422             --
        Changes in assets and liabilities:
            Increase in receivables                                (586,768)    (1,209,469)
            Increase (decrease) in other assets                     (14,829)         1,768
            Increase in accounts payable and accrued expenses        10,902        954,427
            Decrease in payable to stockholder                           --         (5,000)
            Increase in income taxes payable                         53,800         83,800
                                                                -----------    -----------

        Net cash used in operations                                 (41,579)       (11,681)
                                                                -----------    -----------


Cash flow from investing activities:
    Receivables acquired in acquisition                            (271,664)            --
    Deferred costs-contract acquisitions                             13,667             --
    Purchase of property and equipment                               (5,797)        (6,215)
    Deposit on software license                                          --       (700,000)
    Client lists                                                     56,749             --
                                                                -----------    -----------

        Net cash used in investing activities                      (207,045)      (706,215)
                                                                -----------    -----------

Cash flow from financing activities:
    Initial public offering costs                                    (7,370)      (101,866)
    Collection of stockholder's receivables                              --        100,937
                                                                -----------    -----------

        Net cash provided by financing activities                    (7,370)          (929)
                                                                -----------    -----------

        Net increase in cash                                       (255,994)      (718,825)

Cash balance, Beginning balance                                   6,580,223        718,825
                                                                -----------    -----------

Cash balance, Ending balance                                     $6,324,229     $       --
                                                                ===========    ===========

Supplemental data:
    Cash paid for income taxes                                   $  212,500     $       --
                                                                ===========    ===========

    Non-cash items:
        Stock issued for business and contract acquisitions      $2,150,000     $       --
                                                                ===========    ===========

                 See accompanying notes to financial statements.

                 NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION

                        NOTES TO THE FINANCIAL STATEMENTS

1.  Basis of Presentation:

         The accompanying unaudited statements of National Medical Financial Services Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 1996.

2.  Business Acquisition:

         In June 1995, the Company acquired the cash, accounts receivable and client contracts of a billing and collection company that provides services to medical service providers. The total consideration paid for the aforementioned assets was $1,050,000 in cash plus 250,000 shares of the Company's Common Stock based on a value of $4.00 per share. An additional 2,500 shares in lieu of interest were issued on October 1, 1995 in connection with this transaction.

         The terms of the transaction allow for an adjustment in the purchase price based upon the monthly average of the actual client fees collected during the three-month period immediately preceding the first anniversary of the closing date. The transaction was accounted for by the purchase method of accounting.

         Subsequent to the asset acquisition by the Company, the Chairman and principal stockholder of the Company acquired the stock of the billing and collection company for $1.00. The fair market value of the billing and collection company was negligible at that time.

         The pro forma unaudited results of operations for the three months ended March 31, 1995, assuming the consummation of the purchase described above, as of January 1, 1995, are as follows:

                                                        Three Months Ended
                                                         and Year to Date
                                                          March 31, 1995
                                                        ------------------

Revenues                                                    $1,597,290
Net income                                                     165,042
Net income per share                                             $0.03


3.  Contract Acquisitions:

         On February 13, 1996, the Company acquired the accounts receivable and client contracts to provide billing and collection services to medical service providers in Nevada. The total consideration paid was $1,800,000, consisting of $150,000 in cash and 194,118 shares of Common Stock based on a value of $8.50 per share. The Common Stock has been placed into escrow and will be subject to forfeiture if the contracts do not maintain prescribed amounts of revenue.

4.  Software License:

         In January 1995, the Company made a refundable deposit of $700,000 for an unlimited site software license for a maximization of reimbursement program currently being developed. Management expects that the program will be completed during 1996. The software company is owned and controlled by the Company's Chairman and principal stockholder.

5.  Common Stock:

         Effective February 12, 1996, the Company registered 4,666,667 shares of Common Stock, which are owned by certain stockholders of the Company, including 3,670,833 shares which are owned by the Company's Chairman.

6.  Subsequent Events:

         On April 1, 1996, the Company acquired the accounts receivable and client contracts to provide billing and collection services to medical service providers in Nevada. The total consideration paid was $550,000, consisting of $250,000 in cash and 30,000 shares of Common Stock based on a value of $10.00 per share. The Common Stock has been placed into escrow and will be subject to forfeiture if the contracts do not maintain prescribed amounts of revenue.

         On May 10, 1996, the Board of Directors approved a Stock Option Plan for Non-Employee Directors (the "Plan"). The Plan will be presented at the Company's 1996 Annual Meeting of Stockholders for stockholder adoption and approval.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
             OPERATIONS AND FINANCIAL CONDITION

         The following discussion should be read in conjunction with the attached financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1995.


Important Factors Regarding Forward Looking Statements

         Some of the information presented in this report constitutes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results of the Company's marketing and acquisition activities and its results of operations will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, among others, uncertainty of whether the Company's marketing activities will result in an expansion of its client base or lead to additional acquisitions of contracts and entities, uncertainties related to state and federal governmental regulation of the Company's business, uncertainties related to the demand for the services provided by the Company, uncertainties related to the completion of the reimbursement software program, and the uncertainty of whether the combination of operating cash flows and the proceeds of the Company's initial public offering will be sufficient to fund its growth and operations over the next twelve months. Specific reference is made to the risks and uncertainties described in the Company's Registration Statement on Form SB-2, Registration No. 333-804, and the Company's Registration Statement on Form SB-2, Registration No. 33-87266-LA.

Results of Operations

         Total revenues for the quarters ended March 31, 1996 and 1995 were $2,134,761 and $1,209,469, respectively. Approximately 53% of the 1996 revenues, as compared to 100% of the 1995 revenues, were derived from the Company's contracts with Medical Service Providers owned, controlled by, or affiliated with the Company's Chairman and principal stockholder. The acquisitions made by the Company during the second and fourth quarters of 1995 and an acquisition made in the quarter of 1996 are the primary reasons for the increased volumes. The acquisitions were accounted for using the purchase method of accounting. Revenues earned for the quarter ended March 31, 1996 were $1,828,020, or 85.6% of revenues, for billing and collection services, $138,022, or 6.5% of revenues, for accounting services, $53,403, or 2.5% of revenues, for late charges, and $115,316, or 5.4% of revenues, for consulting services. Revenues earned for the quarter ended March 31, 1995 were $1,048,571, or 86.7% of revenues, for billing and collection services, and $160,898, or 13.3% of revenues, for accounting services.

         During the quarters ended March 31, 1996 and 1995, the Company paid Russell Data Services, Inc., a Nevada corporation which is owned by the Company's Chairman and principal stockholder, $1,379,950 and $846,628, respectively, for services rendered. The Company reported operating income of $754,811, income before taxes of $702,393, net income of $430,671, and primary earnings per share of $0.06 for the quarter ended March 31, 1996. The Company reported operating income of $362,841, income before taxes of $246,419, net income of $162,619 and primary earnings per share of $0.03 for the quarter ended March 31, 1995.

         The Company incurred selling, general and administrative expenses of $104,333 and $116,422 for the quarters ended March 31, 1996 and 1995, respectively. The expenses for 1996 consisted primarily of amortization related to acquisition costs of client contracts and salaries and related benefits, while the expenses for 1995 consisted primarily of salaries and related employee benefits and professional fees. The Company completed its first acquisition on June 30, 1995.

         The Company's effective tax rate was 38.2% and 34.0% for the quarters ended March 31, 1996 and 1995, respectively.

Liquidity and Capital Resources

         At inception, the Company's operations were funded by $1,000,000 in capital contributions in the form of notes received from the Company's stockholders. As of March 31, 1996 and 1995, the Company received $1,000,000 and $869,867, respectively, from the stockholders as payments against the notes. In addition, the Company realized net income from operations of $430,671 and $162,619 for the quarters ended March 31, 1996 and 1995, respectively.

         In June 1995, the Company acquired the cash, accounts receivable and the client contracts of Asterino, a billing and collection company located in Schenectady, New York that provided services to approximately 20 medical service providers ("Medical Service Providers") who were not affiliated with Asterino or the Company's Chairman and principal stockholder. The total consideration paid for the acquisition was $1,050,000 in cash and $600,000 in Common Stock valued at the Company's initial public offering price, or 150,000 shares. These shares are freely tradable, subject to a lock-up agreement expiring January 1, 1997. An additional 2,500 shares in lieu of interest were issued on October 1, 1995 in connection with this transaction. The Company placed an additional 100,000 shares of Common Stock into escrow pursuant to the purchase agreement. Fewer shares will ultimately be released from escrow if certain revenue levels are not maintained.

         On August 9, 1995, the Company completed its initial public offering (the "Offering") of 2,000,000 shares of Common Stock at $4.00 per share. In addition, the underwriters exercised their over-allotment of 300,000 shares in full on August 21, 1995. The net proceeds to the Company of the Offering and the exercise of the over-allotment option was approximately $7,550,000.

         On December 1, 1995, the Company acquired a billing contract between Rapier Investments Ltd. and University Emergency Medical Foundation, Inc.
The total consideration paid for the contract was $750,000 consisting of $650,000 in cash and 13,559 shares of Common Stock valued at $7.375 per share, the price of the Common Stock on December 1, 1995. In accordance with the purchase agreement, the Company placed these shares into escrow. Fewer shares may be released from escrow if certain revenue levels are not maintained.

         On February 13, 1996, the Company acquired the accounts receivable and client contracts from Doctors Medical Billing Services, A Limited Liability Corporation. The client contracts related to this acquisition provide billing and collection services to approximately 25 Medical Service Providers in the Las Vegas, Nevada area. The total consideration paid for this acquisition was $1,800,000, consisting of $150,000 in cash and 194,118 shares of Common Stock valued at $8.50 per share. In accordance with the purchase agreement, the Company placed these shares into escrow. Fewer shares will ultimately be released from escrow if certain revenue levels are not maintained.

         On April 1, 1996, the Company acquired the accounts receivable and client contracts from National Medical Services, Inc. The client contracts related to this acquisition provide billing and collection services to approximately 19 Medical Service Providers in the Las Vegas, Nevada area. The total consideration paid for this acquisition was $550,000, consisting of $250,000 in cash and 30,000 shares of Common Stock valued at $10.00 per share. In accordance with the purchase agreement, the Company placed these shares into escrow. Fewer shares will ultimately be released if certain revenue levels are not maintained.

         As of March 31, 1996, certain of the Medical Service Providers which are owned, controlled by, or affiliated with the Company's Chairman and principal stockholder, owed the Company approximately $1.6 million in fees for services. Of this amount, approximately $960,000 is past due 90 days or more as of March 31, 1996. In accordance with the client contracts between the Company and these Medical Service Providers, the Company has assessed late fees to these Medical Service Providers. The late fees charged for the first quarter ended March 31, 1996 was approximately $50,000. As of April 30, 1996, the Company received approximately $296,000 related to the amounts which were due to the Company from these entities. As of April 29, 1996, $664,000 has been prepaid to Russell Data.

         The Company's principal sources of liquidity are anticipated to be cash flows from operations and proceeds from the Offering. The Company expects to fund future acquisitions of contracts and future acquisitions of businesses by a combination of funds available through the proceeds of the Offering, cash from operations and the issuance of Common Stock and promissory notes. A similar funding strategy is anticipated to be used in its future business growth. The Company anticipates the cash flow from operations and the proceeds of the Offering will be adequate to fund its operations for the next twelve months, although there can be no assurance to that effect.

                           PART II - OTHER INFORMATION

Item 1:  Legal Proceedings:

          (No response required)

Item 2:  Changes in Securities:

         (No response required)

Item 3:  Defaults upon Senior Securities:

         (No response required)

Item 4:  Submission of Matters to a Vote of Security Holders:

         (No response required)

Item 5:  Other Information:

         (No response required)

Item 6:  Exhibits and Reports on Form 8-K:

         a.       Exhibits

                  11.      Statement Regarding Computation of Per Share Earnings
                  27.      Financial Data Schedule

         b.       Forms 8-K

                  1.       Form 8-K dated February 13, 1996.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                   NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION
                   ---------------------------------------------------------
                                              (Registrant)



                   By:   /s/  Alan H.L. Carr-Locke
                       ---------------------------------------
                        Alan H.L. Carr-Locke
                        President and Chief Executive Officer




                   By:   /s/  Robert W. Horner, Jr.
                       ---------------------------------------
                        Robert W. Horner, Jr.
                        Chief Financial Officer, Secretary
                            and Treasurer


                       Signing on behalf of the registrant
                       and as Principal Accounting Officer


Date:  May 14, 1996