Form 10QSB
period 1996-06-30
NATIONAL MEDICAL FINANCIAL SERVICES CORP
filed 1996-08-14
CIK 934548

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                       ________________________________________



                                     FORM 10-QSB


(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     for the quarterly period ended June 30, 1996

                                          or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             for the period from ___________________ to _________________

                            Commission file number 0-25344
                       ________________________________________

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


    Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Act of 1934 during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No ___.
    -----


    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, par value $.01 per share, 7,456,844 shares outstanding as of July 31, 1996.

                   NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION

                                    BALANCE SHEETS

                                                June 30,        December 31,
                                                  1996               1995
                                             -----------         -----------
                                              (unaudited)
                 ASSETS
 Current assets:
    Cash and cash equivalents                 $3,002,966          $6,580,223
    Accounts receivable                        3,759,339           2,282,051
    Notes receivable                           3,200,000                  --
    Other assets and prepaid expenses             44,328               5,218
                                             -----------         -----------

       Total current assets                   10,006,633           8,867,492
                                             -----------         -----------

  Deposit on software license                    700,000             700,000
  Property and equipment, net                     19,767              14,232
  Client lists, net                            4,310,708           2,376,195
  Deferred costs and other assets                 30,746              20,810
                                             -----------         -----------

       Total assets                          $15,067,854         $11,978,729
                                             -----------         -----------
                                             -----------         -----------

             LIABILITIES
 Current liabilities:
    Accrued subcontract fees                  $1,521,511          $1,051,895
    Accounts payable and accrued expenses         18,394             572,252
    Federal income taxes payable                  56,302             135,612
                                             -----------         -----------
       Total current liabilities               1,596,207           1,759,759
                                             -----------         -----------
Deferred income taxes                              5,422                  --

Commitments and contingent liabilities                --                  --

             STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value,
  1,000,000 shares authorized,
  none outstanding                                    --                  --
Common stock, $.01 par value,
  20,000,000 shares authorized,
  7,456,844 and 7,119,167 shares
    issued and outstanding                        74,568              71,192
Paid-in capital                               11,392,133           8,952,880
Retained earnings                              1,999,524           1,194,898
                                             -----------         -----------
       Total stockholders' equity             13,466,225          10,218,970
                                             -----------         -----------
       Total liabilities and
         stockholders' equity                $15,067,854         $11,978,729
                                             -----------         -----------
                                             -----------         -----------

                   See accompanying notes to financial statements.

                   NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION

                                  INCOME STATEMENTS
               For the Three Month Periods Ended June 30, 1996 and 1995

                                                  1996                1995
                                             -----------         -----------
                                              (unaudited)         (unaudited)

Revenues                                      $2,273,872          $1,235,212
Subcontract expense                            1,549,584             864,649
                                             -----------         -----------
         Operating Income                        724,288             370,563

Selling, general and administrative
    expense                                      259,597             123,749
Interest expense (income)                        (89,053)             (1,700)
                                             -----------         -----------
Income before income taxes                       553,744             248,514
                                             -----------         -----------
Provision for income taxes:
    Current                                      179,789              84,300
    Deferred                                          --                  --
                                                --------            --------
                                                 179,789              84,300
                                             -----------         -----------
         Net income                             $373,955            $164,214
                                             -----------         -----------
                                             -----------         -----------
Primary net income per share                       $0.05               $0.04
                                             -----------         -----------
                                             -----------         -----------
Weighted average number of shares
    outstanding used in primary
    calculation                                7,920,562           4,666,667
                                             -----------         -----------
                                             -----------         -----------

Fully diluted net income per share                 $0.05               $0.04
                                             -----------         -----------
                                             -----------         -----------
Weighted average number of shares
    outstanding used in fully diluted
    calculation                                7,920,562           4,666,667
                                             -----------         -----------
                                             -----------         -----------


                   See accompanying notes to financial statements.

                   NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION

                                  INCOME STATEMENTS
                For the Six Month Periods Ended June 30, 1996 and 1995

                                                 1996                1995
                                             -----------         -----------
                                              (unaudited)         (unaudited)

Revenues                                      $4,408,633          $2,444,681
Subcontract expense                            2,929,534           1,711,277
                                             -----------         -----------
         Operating Income                      1,479,099             733,404

Selling, general and administrative expense      363,929             240,171
Interest expense (income)                       (140,967)             (1,700)
                                             -----------         -----------
Income before income taxes                     1,256,137             494,933
                                             -----------         -----------
Provision for income taxes:
    Current                                      446,089             168,100
    Deferred                                       5,422                  --
                                             -----------         -----------
                                                 451,511             168,100
                                             -----------         -----------
         Net income                             $804,626            $326,833
                                             -----------         -----------
                                             -----------         -----------
Primary net income per share                       $0.10               $0.07
                                             -----------         -----------
                                             -----------         -----------
Weighted average number of shares
    outstanding used in primary calculation    7,838,261           4,666,667
                                             -----------         -----------
                                             -----------         -----------
Fully diluted net income per share                 $0.10               $0.07
                                             -----------         -----------
                                             -----------         -----------
Weighted average number of shares
    outstanding used in fully diluted
    calculation                                7,838,261           4,666,667
                                             -----------         -----------
                                             -----------         -----------


                   See accompanying notes to financial statements.

                   NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION

                               STATEMENTS OF CASH FLOWS
                For the Six Month Periods Ended June 30, 1996 and 1995

                                                 1996                1995
                                             -----------         -----------
                                              (unaudited)         (unaudited)

Cash flow from operating activities:
    Net income                                  $804,626            $326,833
    Adjustments to reconcile net
      income to cash
        provided by operating activities:
        Depreciation and amortization
          expense                                135,153                 594
        Deferred income taxes                      5,422                  --
        Changes in assets and liabilities:
            Increase in receivables           (1,115,402)         (1,523,847)
            Increase in other assets             (39,110)               (300)
            Increase in accounts payable
              and accrued expenses               415,758           1,769,856
            Decrease in payable to
              stockholder                             --              52,062
            Increase (decrease) in
              income taxes payable               (79,310)            168,100
                                             -----------         -----------
        Net cash provided by operations          127,137             793,298
                                             -----------         -----------
Cash flow from investing activities:
    Receivables acquired in acquisitions        (361,886)           (231,000)
    Origination of notes receivable           (5,200,000)                 --
    Principal collections of notes
      receivable                               2,000,000                  --
    Deferred costs-contract acquisitions             943                  --
    Purchase of property and equipment            (7,496)             (6,215)
    Deposit on software license                       --            (700,000)
    Client lists                                (117,706)           (682,087)
       Other assets                              (10,879)                 --
                                             -----------         -----------
        Net cash used in investing
          activities                          (3,697,024)         (1,619,302)
                                             -----------         -----------
Cash flow from financing activities:
    Initial public offering costs                 (7,370)           (123,942)
    Collection of stockholder's
      receivables                                     --             231,250
                                             -----------         -----------

        Net cash provided by
          (used in) financing
          activities                              (7,370)            107,308
                                             -----------         -----------
        Net decrease in cash                  (3,577,257)           (718,696)

Cash balance, Beginning balance                6,580,223             718,825
                                             -----------         -----------
Cash balance, Ending balance                  $3,002,966          $      129
                                             -----------         -----------
                                             -----------         -----------

                   See accompanying notes to financial statements.

                   NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION

                               STATEMENTS OF CASH FLOWS
                For the Six Month Periods Ended June 30, 1996 and 1995

                                                1996                1995
                                                ----                ----
                                             (unaudited)         (unaudited)
Supplemental data:
    Cash paid for income taxes                  $513,128         $        --
                                             -----------         -----------
                                             -----------         -----------
    Non-cash items:
        Stock issued for business and
          contract acquisitions               $2,450,000         $        --
                                             -----------         -----------
                                             -----------         -----------

        Stock payable for business and
          contract acquisitions               $       --            $600,000
                                             -----------         -----------
                                             -----------         -----------


                   See accompanying notes to financial statements.

                   NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION

                          NOTES TO THE FINANCIAL STATEMENTS

1.  Basis of Presentation:

     The accompanying unaudited statements of National Medical Financial Services Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 1996 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 1996.

2.  Accounts Receivable:

     Accounts receivables consisted of the following at June 30, 1996 and December 31, 1995:

                                                    June 30,        December 31,
                                                      1996              1995
                                                      ----              ----

    Accounts receivable - billed                   $3,049,566        $3,115,214
    Accounts receivable - unbilled                    592,886           231,000
    Accounts receivable - principal stockholders       50,000              -
    Miscellaneous receivable                           66,887             1,700
                                                   ----------        ----------
    Total                                          $3,759,339        $3,347,914
                                                   ----------        ----------
                                                   ----------        ----------

3.  Notes Receivable:

           On May 1, 1996, the Company entered into a transaction with First United Equities Corporation ("First United"), a broker-dealer registered with the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934, as amended. First United is the principal market maker in the Company's Common Stock. The Company loaned $5,200,000 in a series of advances evidenced by a promissory note bearing interest at the rate of 10% per annum. Such note was due and payable on demand with seven days notice.
On May 29, 1996, First United paid $2,000,000 to the Company, leaving a balance of $3,261,280, including interest at June 30, 1996. The note is secured by the guarantees of the principals of First United. The Company is in the process of renegotiating the terms of the loan to First United, including the interest rate, payment schedule and appropriate security for the loan and the Company's Chairman and principal stockholder has agreed to pay to the Company any amount due to the Company which has not been paid by First United.

4.  Business Acquisition:

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

           The pro forma unaudited results of operations for the six months ended June 30, 1995, assuming the consummation of the purchase described above, as of January 1, 1995, are as follows:

                                                  Six Months Ended
                                                  and Year to Date
                                                    June 30, 1995

     Revenues                                          $3,260,229
     Net income                                           450,939
     Net income per share                                   $0.09

5.  Contract Acquisitions:

     On February 13, 1996, the Company acquired the accounts receivable and client contracts to provide billing and collection services to medical service providers in Nevada. The total consideration paid was $1,800,000, consisting of $150,000 in cash and 194,118 shares of Common Stock based on a value of $8.50 per share. The Common Stock has been placed into escrow and is subject to forfeiture if the contracts do not maintain prescribed amounts of revenue.

     On April 1, 1996, the Company acquired the accounts receivable and client contracts to provide billing and collection services to medical service providers in Nevada. The total consideration paid was $550,000, consisting of $250,000 in cash and 30,000 shares of Common Stock based on a value of $10.00 per share. The Common Stock has been placed into escrow and is subject to forfeiture if the contracts do not maintain prescribed amounts of revenue.

6.  Software License:

     In January 1995, the Company made a refundable deposit of $700,000 for an unlimited site software license for a maximization of reimbursement program currently being developed.

Management expects that the program will be completed during 1996. The software company is owned and controlled by the Company's Chairman and principal stockholder.

7.  Common Stock:

     Effective February 12, 1996, the Company registered 4,666,667 shares of Common Stock, which are owned by certain stockholders of the Company, including 3,670,833 shares which are owned by the Company's Chairman.

     On May 10, 1996 (the "Effective Date"), the Board of Directors approved a Stock Option Plan for Non-Employee Directors (the "Plan"). The Plan provides for options to purchase up to 500,000 shares of common stock, which may be granted to non-employee directors. Under the terms of the Plan each non-employee director of the Company will automatically be granted, on the date of the Company's annual meeting of stockholders each year during the term of the plan, options to purchase 25,000 shares. The option exercise price will be the fair market value of a share of the Company's Common Stock on the date of grant. The options will become exercisable six months after the date of grant and will expire ten years after the date of grant. In addition, on the Effective Date of the Plan, each of the three eligible directors (other than the Chairman) were granted stock options to purchase 50,000 shares of Common Stock at an exercise price equal to 85% of the fair market value on the day of grant (or $10.20).
The Plan was presented to the stockholders for their approval at the Company's 1996 Annual Meeting of Stockholders. The stockholders voted in favor of its adoption. On June 25, 1996, each of the four eligible directors (including the Chairman) were granted stock options to purchase 25,000 shares of Common Stock at the fair market value on the day of grant (or $8.565).

8.   Subsequent Event:

     On August 1, 1996, the Company acquired seven additional contracts to provide billing, collection and accounts receivable management services to medical service providers in Massachusetts and New Hampshire. The total consideration paid was $945,000, consisting of $750,000 in cash and 21,370 shares of Common Stock, based on a value of $9.125 per share. The Common Stock will be placed in escrow and is subject to forfeiture if the contracts do not maintain prescribed amounts of revenues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the attached financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1995.


IMPORTANT FACTORS REGARDING FORWARD LOOKING STATEMENTS

     Some of the information presented in this report constitutes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results of operations or the result of the Company's marketing and acquisition activities and will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, among others, uncertainty of whether the Company's marketing activities will result in an expansion of its client base or lead to additional acquisitions of contracts and entities, uncertainties related to state and federal governmental regulation of the Company's business, uncertainties related to the demand for the services provided by the Company, uncertainties related to the completion of the reimbursement software program, and the uncertainty of whether the combination of operating cash flows and the proceeds of the Company's initial public offering will be sufficient to fund its growth and operations over the next twelve months. Specific reference is made to risks and uncertainties described in the Company's Registration Statement on Form SB-2, Registration No. 333-804, and the Company's Registration Statement on Form SB-2, Registration No. 33-87266-LA.

RESULTS OF OPERATIONS

QUARTERS ENDED JUNE 30, 1996 AND JUNE 30, 1995

     Total revenues for the quarters ended June 30, 1996 and 1995 were $2,273,872 and $1,235,212, respectively. Approximately 51% of the 1996 revenues, as compared to 100% of the 1995 revenues, were derived from the Company's contracts with Medical Service Providers owned, controlled by, or affiliated with the Company's Chairman and principal stockholder. The acquisitions made by the Company during the second and fourth quarters of 1995 and acquisitions made in the first and second quarters of 1996 are the primary reasons for the increased volumes. Revenues earned for the quarter ended June 30, 1996 consisted of $2,076,477, or 91.3% of revenues, for billing and collection services, $144,039, or 6.3% of revenues, for accounting services, and $53,356, or 2.4% of revenues, for late charges and consulting services. Revenues earned for the quarter ended June 30, 1995 consisted of $1,054,313, or 85.4% of revenues, for billing and collection services, and $180,899, or 14.6% of revenues, for accounting services.

     During the quarters ended June 30, 1996 and 1995, the Company paid Russell Data Services, Inc., a Nevada corporation which is owned by the Company's Chairman and principal stockholder ("Russell Data"), $1,549,584 and $846,649, respectively, for services rendered. The Company reported operating income of $724,288, income before taxes of $553,744, net income of $373,955, and primary earnings per share of $0.05 for the quarter ended June 30, 1996. The

Company reported operating income of $370,563, income before taxes of $248,514, net income of $164,214 and primary earnings per share of $0.04 for the quarter ended June 30, 1995.


     The Company incurred selling, general and administrative expenses of $259,597 and $123,749 for the quarters ended June 30, 1996 and 1995, respectively. The expenses for 1996 consisted primarily of amortization related to acquisition costs of client contracts and salaries and related benefits and professional fees, while the expenses for 1995 consisted primarily of salaries and related employee benefits and professional fees.

     The Company's effective tax rate was 38.2% and 34.0% for the quarters ended June 30, 1996 and 1995, respectively.

SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995

     Total revenues for the six months ended June 30, 1996 and 1995 were $4,408,633 and $2,444,681, respectively. Approximately 52% of the 1996 revenues, as compared to 100% of the 1995 revenues, were derived from the Company's contracts with Medical Service Providers owned, controlled by, or affiliated with the Company's Chairman and principal stockholder. The acquisitions made by the Company during the second and fourth quarters of 1995 and acquisitions made in the first and second quarters of 1996 are the primary reasons for the increased volumes. Revenues earned for the six months ended June 30, 1996 consisted of $3,904,496, or 88.6% of revenues, for billing and collection services, $282,062, or 6.4% of revenues, for accounting services, $106,459, or 2.4% of revenues, for late charges, and $115,616, or 2.6% of revenues, for consulting services. Revenues earned for the six months ended June 30, 1995 consisted of $2,102,884, or 86.0% of revenues, for billing and collection services, and $341,797, or 14.0% of revenues, for accounting services.

     During the six months ended June 30, 1996 and 1995, the Company paid Russell Data, $2,929,534 and $1,711,277, respectively, for services rendered. The Company reported operating income of $1,479,099, income before taxes of $1,256,137, net income of $804,626, and primary earnings per share of $0.10 for the six months ended June 30, 1996. The Company reported operating income of $733,404, income before taxes of $494,933, net income of $326,833 and primary earnings per share of $0.07 for the six months ended June 30, 1995.

     The Company incurred selling, general and administrative expenses of $363,929 and $240,171 for the six months ended June 30, 1996 and 1995, respectively. The expenses for 1996 consisted primarily of amortization related to acquisition costs of client contracts and salaries and related benefits, while the expenses for 1995 consisted primarily of salaries and related employee benefits and professional fees.

     The Company's effective tax rate was 38.2% and 34.0% for the six months ended June 30, 1996 and 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     At inception, the Company's operations were funded by $1,000,000 in capital contributions in the form of notes received from the Company's stockholders. As of June 30, 1995, the Company received $1,000,000 from the stockholders as payment against the notes. In addition, the Company realized net income from operations of $804,626 and $326,833 for the six months ended June 30, 1996 and 1995, respectively.

     In June 1995, the Company acquired the cash, accounts receivable and the client contracts of Asterino & Associates, Inc. ("Asterino"), a billing and collection company located in Schenectady, New York that provided services to approximately 20 Medical Service Providers who were not affiliated with Asterino or the Company's Chairman and principal stockholder. The total consideration paid for the acquisition was $1,050,000 in cash and $600,000 in Common Stock valued at the Company's initial public offering price, or 150,000 shares. These shares are freely tradable, subject to a lock-up agreement expiring January 1, 1997. An additional 2,500 shares in lieu of interest were issued on October 1, 1995 in connection with this transaction. The Company placed an additional 100,000 shares of Common Stock into escrow pursuant to the purchase agreement. Fewer shares will ultimately be released from escrow if certain revenue levels are not maintained.

     On August 9, 1995, the Company completed its initial public offering (the "Offering") of 2,000,000 shares of Common Stock at $4.00 per share. In addition, the underwriters exercised their over-allotment of 300,000 shares in full on August 21, 1995. The net proceeds to the Company of the Offering and the exercise of the over-allotment option was approximately $7,550,000.

     On December 1, 1995, the Company acquired a billing contract between Rapier Investments Ltd. ("Rapier") and University Emergency Medical Foundation, Inc. The total consideration paid for the contract was $750,000 consisting of $650,000 in cash and 13,559 shares of Common Stock valued at $7.375 per share, the price of the Common Stock on December 1, 1995. In accordance with the purchase agreement, the Company placed these shares into escrow. Fewer shares may be released from escrow if certain revenue levels are not maintained.

     On August 1, 1996, the Company acquired from Rapier seven additional contracts to provide billing, collection and accounts receivable management services to medical service providers in Massachusetts and New Hampshire. The total consideration paid was $945,000, consisting of $750,000 in cash and 21,370 shares of Common Stock, based on a value of $9.125 per share. The Common Stock will be placed in escrow and is subject to forfeiture if the contracts do not maintain prescribed amounts of revenues.

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

     On May 1, 1996, the Company entered into a transaction with First United Equities Corporation ("First United"), a broker-dealer registered with the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934, as amended. First United is the principal market maker in the Company's common stock. The Company loaned $5,200,000 in a series of advances evidenced by a promissory note bearing interest at the rate of 10% per annum. Such note was due and payable on demand with seven days notice. On May 29, 1996, First United paid $2,000,000 to the Company, leaving a balance of $3,261,280, including interest as of June 30, 1996. The note is secured by the guarantees of the principals of First United. The Company is in the process of renegotiating the terms of the loan to First United, including the interest rate, payment schedule and appropriate security for the loan and the Company's Chairman and principal stockholder has agreed to pay to the Company any amount due to the Company which has not been paid by First United.

     As of June 30, 1996, certain of the Medical Service Providers which are owned, controlled by, or affiliated with the Company's Chairman and principal stockholder, owed the Company approximately $2.6 million in fees for services. Of this amount, approximately $1,453,000 is past due 90 days or more as of June 30, 1996. In accordance with the client contracts between the Company and these Medical Service Providers, the Company has assessed late fees to these Medical Service Providers. The late fees charged for the six months ended June 30, 1996 were approximately $106,000. As of August 12, 1996, the Company received approximately $1,961,000 related to the amounts which were due to the Company by these entities. As of August 12, 1996, approximately $200,000 has been prepaid to Russell Data.

     The Company's principal sources of liquidity are anticipated to be cash flows from operations and the remaining proceeds of the Offering. The Company expects to fund future acquisitions of contracts and future acquisitions of businesses by a combination of funds available through the proceeds of the Offering, cash from operations and the issuance of Common Stock and promissory notes. A similar funding strategy is anticipated to be used in its future business growth. The Company anticipates that cash flow from operations and the proceeds of the Offering will be adequate to fund its operations for the next twelve months, although there can be no assurance to that effect.

                             PART II - OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS

          (No response required)

ITEM 2:   CHANGES IN SECURITIES

          (No response required)

ITEM 3:   DEFAULTS UPON SENIOR SECURITIES

          (No response required)

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on June 25, 1996. At the Annual Meeting, Alan H. L. Carr-Locke and Jude J. Spak were each re-elected as Class II directors receiving votes representing 82% of the Company's 7,456,844 shares of Common Stock outstanding and 99% of the votes cast at the meeting. Additionally, the Company's Stock Option Plan for Non-Employee Directors, which provides for the automatic grant of stock options to non-employee directors, was approved by 67.7% of the Company's Common Stock outstanding and 82.5% of the votes cast at the meeting.

ITEM 5:   OTHER INFORMATION

     At the time of the Offering, the holders of all of the shares of the Common Stock outstanding immediately prior to the Offering and the holders of substantially all options and warrants to purchase Common Stock outstanding agreed that, for a period of 24 months after the date of the Offering, such holders would not offer, sell, contract to sell or otherwise dispose of any of the shares of Common Stock acquired prior to the Offering or purchasable or exercisable under any option, warrant or convertible debt owned by them prior to the Offering without the prior written consent of the managing underwriter for the Offering. On August 12, 1996, the underwriter agreed to amend this agreement to allow such holders to offer, sell, contract to sell or otherwise dispose of up to 50% of their shares of Common Stock acquired prior to the Offering or purchasable or exercisable under any option, warrant or convertible debt owned by them prior to the Offering.

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

          a.   Exhibits

               11.1 Statement Regarding Computation of Per Share Earnings (Three Months)
               11.2 Statement Regarding Computation of Per Share Earnings (Six Months)
               27.1  Financial Data Schedule

          b.   Forms 8-K

               1. No reports on Form 8-K were filed during the quarter for which this report is filed.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                         NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION
                         -----------------------------------------------
                                        (Registrant)


                         By:   /s/  Robert W. Horner, Jr.
                           ---------------------------------------------
                              Robert W. Horner, Jr.
                              Chief Financial Officer, Secretary
                               and Treasurer


                              Signing on behalf of the Registrant
                              and as Principal Accounting Officer


Date:  August 13, 1996
                                          15