Form 10QSB
period 1996-09-30
NATIONAL MEDICAL FINANCIAL SERVICES CORP
filed 1996-11-14
CIK 934548

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                             -----------------------------

                                     FORM 10-QSB


(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  for the quarterly period ended September 30, 1996

                                          or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             for the period from ___________________ to _________________

                            Commission file number 0-25344

                         ------------------------------------

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
Yes  X   No
   ----    ----


    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, par value $.01 per share, 7,478,214 shares outstanding as of October 31, 1996.

                   NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION

                                    BALANCE SHEETS

                                                      September 30,     December 31,
                                                          1996              1995
                                                      -------------     ------------
                                                       (unaudited)


         ASSETS
Current assets:
  Cash and cash equivalents                             $2,770,963        $6,580,223
  Accounts receivable                                    2,852,985         2,282,051
  Notes receivable - related party                       3,200,000                --
  Other assets and prepaid expenses                        273,615             5,218
                                                       -----------       -----------
     Total current assets                                9,097,563         8,867,492
                                                       -----------       -----------

  Deposit on software license                              700,000           700,000
  Property and equipment, net                               20,236            14,232
  Client lists, net                                      5,176,490         2,376,195
  Deferred costs and other assets                          126,737            20,810
                                                       -----------       -----------
     Total assets                                      $15,121,026       $11,978,729
                                                       ===========       ===========

       LIABILITIES
  Current liabilities:
    Accrued subcontract fees                              $858,522        $1,051,895
    Accounts payable and accrued expenses                  103,516           572,252
    Short term debt                                        137,214                --
    Federal income taxes payable                                --           135,612
                                                       -----------       -----------
     Total current liabilities                           1,099,252         1,759,759
                                                       -----------       -----------

Deferred income taxes                                        5,422                --

Commitments and contingent liabilities                          --                --

                  STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 1,000,000 shares
  authorized, none outstanding                                  --                --
Common stock, $.01 par value, 20,000,000 shares
  authorized, 7,478,214 and 7,119,167 shares
    issued and outstanding                                  74,782            71,192
Paid-in capital                                         11,586,920         8,952,880
Retained earnings                                        2,354,650         1,194,898
                                                       -----------       -----------
     Total stockholders' equity                         14,016,352        10,218,970
                                                       -----------       -----------

     Total liabilities and stockholders' equity        $15,121,026       $11,978,729
                                                       ===========       ===========

                 See accompanying notes to financial statements.

                   NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION

                                  INCOME STATEMENTS
                 For the Three Month Periods Ended September 30, 1996 and 1995

                                                          1996              1995
                                                          ----              ----
                                                       (unaudited)       (unaudited)
Revenues                                                $2,358,406        $1,640,088
Subcontract expense                                      1,614,755         1,148,061
                                                        ----------        ----------
     Operating Income                                      743,651           492,027

Selling, general and administrative expense                335,151           198,152
Interest expense (income)                                 (105,126)          (37,357)
                                                        ----------        ----------
Income before income taxes                                 513,626           331,232

Provision for income taxes:
  Current                                                  158,500           112,858
  Deferred                                                      --                --
                                                        ----------        ----------
                                                           158,500           112,858
                                                        ----------        ----------
     Net income                                           $355,126          $218,374
                                                        ==========        ==========
Primary net income per share                                 $0.05             $0.04
                                                        ==========        ==========
Weighted average number of shares
  outstanding used in primary calculation                7,810,028         6,126,450
                                                        ==========        ==========
Fully diluted net income per share                           $0.05             $0.04
                                                        ==========        ==========
Weighted average number of shares
  outstanding used in fully diluted calculation          7,810,028         6,126,450
                                                        ==========        ==========

                 See accompanying notes to financial statements.

                   NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION

                                  INCOME STATEMENTS
              For the Nine Month Periods Ended September 30, 1996 and 1995

                                                          1996              1995
                                                          ----              ----
                                                       (unaudited)       (unaudited)
Revenues                                                $6,767,039        $4,084,769
Subcontract expense                                      4,544,289         2,859,338
                                                        ----------        ----------
     Operating Income                                    2,222,750         1,225,431

Selling, general and administrative expense                699,080           438,324
Interest expense (income)                                 (246,093)          (39,057)
                                                        ----------        ----------
Income before income taxes                               1,769,763           826,164
                                                        ----------        ----------
Provision for income taxes:
  Current                                                  604,589           280,958
  Deferred                                                   5,422                --
                                                        ----------        ----------
                                                           610,011           280,958
                                                        ----------        ----------
     Net income                                         $1,159,752          $545,206
                                                        ==========        ==========
Primary net income per share                                 $0.15             $0.11
                                                        ==========        ==========
Weighted average number of shares
  outstanding used in primary calculation                7,811,578         5,158,608
                                                        ==========        ==========
Fully diluted net incoper share                              $0.15             $0.11
                                                        ==========        ==========
Weighted average number of shares
  outstanding used in fully diluted calculation          7,811,578         5,158,608
                                                        ==========        ==========

                 See accompanying notes to financial statements.

                   NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION

                             STATEMENTS OF CASH FLOWS
             For the Nine Month Periods Ended September 30, 1996 and 1995

                                                          1996              1995
                                                          ----              ----
                                                       (unaudited)       (unaudited)
Cash flow from operating activities:
  Net income                                            $1,159,752          $545,206
  Adjustments to reconcile net income to cash
    provided by operating activities:
    Depreciation and amortization expense                  235,136            22,280
    Deferred income taxes                                    5,422                --
    Interest paid in stock                                      --            10,000
    Changes in assets and liabilities:
      (Increase) decrease in receivables                  (209,048)          995,306
      Increase in other assets                             (25,222)             (359)
      Decrease in accounts payable and accrued expenses   (162,109)         (875,917)
      Decrease in payable to stockholder                        --            (5,000)
      Decrease in income taxes payable                    (230,810)         (104,300)
                                                        ----------        ----------
    Net cash provided by operations                        773,121           587,216
                                                        ----------        ----------
Cash flow from investing activities:
  Receivables acquired in acquisitions                    (361,886)         (231,000)
  Origination of notes receivable                       (5,200,000)               --
  Principal collections of notes receivable              2,000,000                --
  Deferred costs-contract acquisitions                     (95,048)          (16,896)
  Purchase of property and equipment                        (8,913)           (6,215)
  Deposit on software license                                   --          (700,000)
  Client lists                                            (874,070)         (682,087)
  Other assets                                             (10,879)               --
                                                        ----------        ----------
    Net cash used in investing activities               (4,550,796)       (1,636,198)
                                                        ----------        ----------
Cash flow from financing activities:
  Initial public offering costs                             (7,370)         (694,005)
  Proceeds from sale of stock                                   --         8,200,000
  Collection of stockholder's receivables                       --           231,250
  Payments of short term debt                              (24,215)               --
                                                        ----------        ----------
    Net cash provided by (used in) financing activities    (31,585)        7,737,245
                                                        ----------        ----------
    Net decrease in cash                               ($3,809,260)       $6,688,263

                 See accompanying notes to financial statements.

                   NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION

                             STATEMENTS OF CASH FLOWS
             For the Nine Month Periods Ended September 30, 1996 and 1995

                                                           1996              1995
                                                           ----              ----
                                                        (unaudited)       (unaudited)
     Net decrease in cash                              ($3,809,260)       $6,688,263

Cash balance, Beginning balance                          6,580,223           718,825
                                                        ----------        ----------
Cash balance, Ending balance                            $2,770,963        $7,407,088
                                                        ==========        ==========

Supplemental data:
  Cash paid for income taxes                              $823,128          $385,258
                                                        ==========        ==========
  Cash paid for interest                                    $7,309            $3,723
                                                        ==========        ==========
  Non-cash items:
    Stock issued for business and contract acquisitions $2,650,000          $600,000
                                                        ==========        ==========
    Stock issued in lieu of interest                    $       --           $10,000
                                                        ==========        ==========
    Short term debt issued in lieu of insurance           $161,429        $       --
                                                        ==========        ==========

                 See accompanying notes to financial statements.

                   NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION

                         NOTES TO THE FINANCIAL STATEMENTS

1.  Basis of Presentation:

     The accompanying unaudited statements of National Medical Financial Services Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 1996 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 1996.

2.  Accounts Receivable:

 Accounts receivables consisted of the following at September 30, 1996 and December 31, 1995:

                                              September 30,    December 31,
                                                  1996            1995
                                                  ----            ----
  Accounts receivable - billed                 $2,060,710      $3,115,214
  Accounts receivable - unbilled                  592,886         231,000
  Accounts receivable - principal stockholders     50,000              --
  Miscellaneous receivable                        149,389           1,700
                                               ----------      ----------
  Total                                        $2,852,985      $3,347,914
                                               ==========      ==========

3.  Notes Receivable:

     On May 1, 1996, the Company entered into a transaction with First United Equities Corporation ("First United"), a broker-dealer registered with the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934, as amended. First United is the principal market maker in the Company's Common Stock. Pursuant to the transaction, the Company loaned $5,200,000 through a series of advances evidenced by a promissory note bearing interest at the rate of 10% per annum. Such note was due and payable on demand with seven days notice. On May 29, 1996, First United repaid $2,000,000 to the Company, leaving a balance on the loan of $3,344,174, including interest at September 30, 1996. The note was collateralized by the guarantees of the principals of First United. Effective October 1, 1996, the remaining balance of the note and accrued interest was satisfied through the establishment of an unsecured note due from Russell Data Services, Inc., a Nevada corporation which is owned by the Company's Chairman and principal stockholder ("Russell Data"), in the amount of $3,344,174. The note bears interest at the rate of 10% per annum and establishes a payment schedule which will result in the balance and accrued interest being paid in full by September 15, 1997.

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

     The pro forma unaudited results of operations for the nine months ended September 30, 1995, assuming the consummation of the purchase described above, as of January 1, 1995, are as follows:

                                  Nine Months Ended
                                   and Year to Date
                                  September 30, 1995

         Revenues                      $4,900,317
         Net income                       678,435
         Net income per share               $0.13

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

     On August 1, 1996, the Company acquired seven additional contracts to provide billing, collection and accounts receivable management services to medical service providers in Massachusetts and New Hampshire. The total consideration paid was $945,000, consisting of $750,000 in cash and 21,370 shares of Common Stock based on a value of $9.125 per share. The Common Stock has been placed into escrow and is subject to forfeiture if the contracts do not maintain prescribed amounts of revenue.

6.  Software License:

     In January 1995, the Company made a refundable deposit of $700,000 for an unlimited site software license for a maximization of reimbursement program currently being developed. The program is currently being installed and management expects that the project to be completed during the fourth quarter of 1996. The software company is owned and controlled by the Company's Chairman and principal stockholder.

7.  Common Stock:

     On May 10, 1996 (the "Effective Date"), the Board of Directors approved a Stock Option Plan for Non-Employee Directors (the "Plan"). The Plan provides for options to purchase up to 500,000 shares of common stock, which may be granted to non-employee directors. Under the terms of the Plan each non-employee director of the Company will automatically be granted, on the date of the Company's annual meeting of stockholders each year during the term of the plan, options to purchase 25,000 shares. The option exercise price will be the fair market value of a share of the Company's Common Stock on the date of grant. The options will become exercisable six months after the date of grant and will expire ten years after the date of grant. In addition, on the Effective Date, each of the three eligible directors (other than the Chairman) were granted stock options to purchase 50,000 shares of Common Stock at an exercise price equal to 85% of the fair market value on the day of grant (or $10.20). The Plan was presented to the stockholders for their approval at the Company's 1996 Annual Meeting of Stockholders. The stockholders voted in favor of its adoption. On June 25, 1996, each of the four eligible directors (including the Chairman) were granted stock options to purchase 25,000 shares of Common Stock at an exercise price of $8.565, the fair market value on the day of grant.

     In September 1996, the Company registered 4,666,667 shares of Common
Stock which are owned by certain stockholders of the Company, including 3,670,833 shares which are owned by the Company's Chairman ("Selling Stockholders"). All of the shares offered were subject to a lock-up agreement, pursuant to which the Selling Stockholders had agreed that, without the prior written consent of the underwriter, they would not sell, offer to sell, contract to sell or otherwise dispose of or transfer any shares of Common Stock owned by such Selling Stockholders until August 3, 1997. The underwriter consented to the filing of this registration statement and orally agreed to release the Selling Stockholders from such lock-up agreement with respect to 50% of the shares of Common Stock, or options or warrants to purchase shares of Common Stock, owned by the Selling Stockholders.

     On September 13, 1996, the Company announced that its Chairman and principal stockholder, together with the other principal stockholder directors of the Company had entered into lock-up agreements with First United Equities Corporation ("First United"). Under the agreements, these stockholders have agreed not to sell any of their shares of Common Stock for a period of one year without the prior consent of First United. First United is an investment banker to the Company and a market maker in its stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the attached financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1995.


IMPORTANT FACTORS REGARDING FORWARD LOOKING STATEMENTS

     Some of the information presented in this report constitutes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results of operations or the result of the Company's marketing and acquisition activities and will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, among others, uncertainty of whether the Company's marketing activities will result in an expansion of its client base or lead to additional acquisitions of contracts and entities, uncertainties related to state and federal governmental regulation of the Company's business, uncertainties related to the demand for the services provided by the Company, uncertainties related to the completion of the reimbursement software program, and the uncertainty of whether the combination of operating cash flows, repayment of notes and the proceeds of the Company's initial public offering will be sufficient to fund its growth and operations over the next twelve months. Specific reference is made to risks and uncertainties described in the Company's Registration Statement on Form S-3, Registration No. 333-11391.

RESULTS OF OPERATIONS

QUARTERS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

     Total revenues for the quarters ended September 30, 1996 and 1995 were $2,358,406 and $1,640,088, respectively. Approximately 48% of the 1996 revenues, as compared to 76% of the 1995 revenues, were derived from the Company's contracts with Medical Service Providers owned, controlled by, or affiliated with the Company's Chairman and principal stockholder. The acquisitions made by the Company during the second and fourth quarters of 1995 and the acquisitions made in the first, second and third quarters of 1996 are the primary reasons for the increased volumes. Revenues earned for the quarter ended September 30, 1996 consisted of $2,172,058, or 92.1% of revenues, for billing and collection services, $134,656, or 5.7% of revenues, for accounting services, and $51,692, or 2.2% of revenues, for late charges and consulting services. Revenues earned for the quarter ended September 30, 1995 consisted of $1,431,962, or 87.3% of revenues, for billing and collection services, and $208,126, or 12.7% of revenues, for accounting services.

     During the quarters ended September 30, 1996 and 1995, the Company incurred costs to Russell Data Services, Inc., a Nevada corporation which is owned by the Company's Chairman and principal stockholder ("Russell Data"), in the amount of $1,614,755 and $1,148,061, respectively, for services rendered. The Company reported operating income of $743,651, income before taxes of $513,626, net income of $355,126, and primary earnings per share of $0.05 for the quarter ended September 30, 1996. The Company reported operating income of $492,027, income before taxes of $331,232, net income of $218,374 and primary earnings per share of $0.04 for the quarter ended September 30, 1995.

     The Company incurred selling, general and administrative expenses of $335,151 and $198,152 for the quarters ended September 30, 1996 and 1995, respectively. The expenses for 1996 consisted primarily of amortization related to acquisition costs of client contracts and salaries and related benefits and professional fees, while the expenses for 1995 consisted primarily of salaries and related employee benefits and professional fees.

     The Company's effective tax rate was 38.2% and 34.0% for the quarters ended September 30, 1996 and 1995, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

     Total revenues for the nine months ended September 30, 1996 and 1995 were $6,676,039 and $4,084,769, respectively. Approximately 51% of the 1996 revenues, as compared to 90% of the 1995 revenues, were derived from the Company's contracts with Medical Service Providers owned, controlled by, or affiliated with the Company's Chairman and principal stockholder. The acquisitions made by the Company during the second and fourth quarters of 1995 and the acquisitions made in the first, second and third quarters of 1996 are the primary reasons for the increased volumes. Revenues earned for the nine months ended September 30, 1996 consisted of $6,076,554, or 89.8% of revenues, for billing and collection services, $416,718, or 6.2% of revenues, for accounting services, $154,895, or 2.3% of revenues, for late charges, and $118,872, or 1.7% of revenues, for consulting services. Revenues earned for the nine months ended September 30, 1995 consisted of $3,534,846, or 86.5% of revenues, for billing and collection services, and $549,923, or 13.5% of revenues, for accounting services.

     During the nine months ended September 30, 1996 and 1995, the Company incurred costs to Russell Data, in the amount of $4,544,289 and $2,859,338, respectively, for services rendered. The Company reported operating income of $2,222,750, income before taxes of $1,769,763, net income of $1,159,752, and primary earnings per share of $0.15 for the nine months ended September 30, 1996. The Company reported operating income of $1,225,431, income before taxes of $826,164, net income of $545,206 and primary earnings per share of $0.11 for the nine months ended September 30, 1995. The Company incurred selling, general and administrative expenses of $699,080 and $438,324 for the nine months ended September 30, 1996 and 1995, respectively. The expenses for 1996 consisted primarily of amortization related to acquisition costs of client contracts, salaries and related benefits and professional fees, while the expenses for 1995 consisted primarily of salaries and related employee benefits and professional fees.

     The Company's effective tax rate was 38.2% and 34.0% for the nine months ended September 30, 1996 and 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     At inception, the Company's operations were funded by $1,000,000 in capital contributions in the form of notes received from the Company's stockholders. As of September 30, 1995, the Company received $1,000,000 from the stockholders in repayment of the notes. In addition, the Company realized net income from operations of $1,159,752 and $545,206 for the nine months ended September 30, 1996 and 1995, respectively.

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

     On August 9, 1995, the Company completed its initial public offering (the "Offering") of 2,000,000 shares of Common Stock at $4.00 per share. In addition, the underwriters exercised in full their over-allotment option for 300,000 shares on August 21, 1995. The net proceeds to the Company of the Offering and the exercise of the over-allotment option was approximately $7,550,000.

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

     On May 1, 1996, the Company entered into a transaction with First United Equities Corporation ("First United"), a broker-dealer registered with the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934, as amended. First United is the principal market maker in the Company's common stock. Pursuant to the transaction, the Company loaned $5,200,000 in a series of advances evidenced by a promissory note bearing interest at the rate of 10% per annum. Such note was due and payable on demand with seven days notice. On May 29, 1996, First United repaid $2,000,000 to the Company, leaving a balance on the loan of $3,344,174, including interest as of September 30, 1996. The note was collateralized by the guarantees of the principals of First United.
Effective October 1, 1996, the remaining balance of the note and accrued interest was satisfied through the establishment of an unsecured note due from Russell Data in the amount of $3,344,174. The note bears interest at the rate of 10% per annum and establishes a payment schedule which will result in the balance and accrued interest being paid in full by September 15, 1997.

     As of September 30, 1996, certain medical service providers which are owned, controlled by, or affiliated with the Company's Chairman and principal stockholder, owed the Company approximately $1.3 million in fees for services. Of this amount, approximately $358,000 is past due 90 days or more as of September 30, 1996. In accordance with the client contracts between the Company and these medical service providers, the Company has assessed late fees to these medical service providers. The late fees charged for the nine months ended September 30, 1996 were approximately $155,000. As of November 14, 1996, the Company received approximately $346,000 related to the amounts which were due to the Company by these entities. As of November 14, 1996, approximately $288,000 has been prepaid to Russell Data.

     The Company's principal sources of liquidity are anticipated to be cash flows from operations, repayment of notes and the remaining proceeds of the Offering. The Company expects to fund future acquisitions of contracts and future acquisitions of businesses by a combination of funds available through the proceeds of the Offering, cash from operations and the issuance of Common Stock and promissory notes. A similar funding strategy is anticipated to be used in its future business growth. The Company anticipates that cash flow from operations and the proceeds of the Offering will be adequate to fund its operations for the next twelve months, although there can be no assurance to that effect.

                          PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

         (No response required)

ITEM 2:  CHANGES IN SECURITIES

         (No response required)

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

         (No response required)

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (No response required)

ITEM 5:  OTHER INFORMATION

     At the time of the Offering, the holders of all of the shares of the Common Stock outstanding immediately prior to the Offering and the holders of substantially all options and warrants to purchase Common Stock outstanding agreed that, for a period of 24 months after the date of the Offering, such holders would not offer, sell, contract to sell or otherwise dispose of any of the shares of Common Stock acquired prior to the Offering or purchasable or exercisable under any option, warrant or convertible debt owned by them prior to the Offering without the prior written consent of the managing underwriter for the Offering. The underwriter orally agreed to amend this agreement to allow such holders to offer, sell, contract to sell or otherwise dispose of up to 50% of their shares of Common Stock acquired prior to the Offering or purchasable or exercisable under any option, warrant or convertible debt owned by them prior to the Offering.
On September 13, 1996, the Company announced that its Chairman and principal stockholder, together with the other principal stockholder directors of the Company had entered into lock-up agreements with First United. Under the agreements, these stockholders have agreed not to sell any of their shares of Common Stock for a period of one year without the prior consent of First United. First United is an investment banker to the Company and a market maker in its stock.

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





                               NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION

                               -----------------------------------------------
                                               (Registrant)




                               By:  /s/  Robert W. Horner, Jr.

                                  -----------------------------------
                                   Robert W. Horner, Jr.
                                   Chief Financial Officer, Secretary
                                       and Treasurer


                                   Signing on behalf of the Registrant
                                   and as Principal Accounting Officer


Date:  November 14, 1996