Form 10KSB40
period 1996-12-31
NATIONAL MEDICAL FINANCIAL SERVICES CORP
filed 1997-03-31
CIK 934548

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                       ________________________________________

                                     FORM 10-KSB

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                     For the fiscal year ended December 31, 1996
                                          OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

           For the transition period from___________ to ___________

                        Commission file number 0-25344
                   _______________________________________

               NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION
                       (Name of small business issuer)

           Nevada                                      25-1741216
(State or other jurisdiction of)           (I.R.S. Employer Identification No.)
 Incorporation or organization

    1315 Greg Street, Suite 103
           Sparks, Nevada                                89431
(Address of principal executive offices)               (Zip Code)

                                 702-356-2315
                         (Issuer's telephone number)

         Securities registered pursuant to Section 12(b) of the Exchange Act:

                                         None

         Securities registered pursuant to Section 12(g) of the Exchange Act:

                                     Common Stock

    Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(b) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   -----    -----

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

    State issuer's revenues for its most recent fiscal year.  $9,215,117
                                                              ----------

    State the aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such equity, as of March 27, 1997. $36,549,090
                -----------

    State the number of shares outstanding of each of the issuer's classes of equity stock, as of March 27, 1997. $27,131,465
                                     ----------

                         DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the following documents are incorporated herein by reference:

    Part III - The registrant's definitive Proxy Statement for its Annual Meeting of Stockholders, to be filed not later than 120 days after the close of the fiscal year.

    Transitional Small Business Disclosure Format:  Yes       No   X
                                                        -----    -----

                                        PART I


ITEM 1.  DESCRIPTION OF BUSINESS

General

    National Medical Financial Services Corporation (the "Company") is a Nevada corporation formed in 1994. The Company markets accounting, billing, collection and accounts receivable management services to medical providers such as hospital-based and office-based physicians, free-standing medical providers and hospital-affiliated entities (collectively, "Medical Services Providers"). The Company also acquires from other entities contracts to provide such services to Medical Service Providers and may, in the future, acquire entities that provide such services. The Company subcontracts for the performance of these services with an entity which is owned by, controlled by or affiliated with the Company's Chairman, President and Chief Executive Officer and principal stockholder (the "Chairman"). The Company plans to continue to expand its client base through its marketing program and through the acquisition of contracts to provide billing, collection and accounts receivable management services, as well as accounting services, to Medical Service Providers. The Company was formed initially as a vehicle for the outsourcing of billing, collection and accounts receivable management services, as well as accounting services, which were performed internally by over 40 Medical Service Providers which are owned by, controlled by, or affiliated with the Chairman.

    The Company currently provides, through subcontractors, services to over 110 Medical Service Providers specializing in providing out-patient radiation oncology and medical oncology services, as well as nursing homes, emergency room and out-patient surgery centers located in throughout the United States. A substantial portion of these Medical Service Providers are owned by, controlled by, or affiliated with the Chairman. The Company intends to continue to expand its client base to include unaffiliated entities. In pursuing this goal, the Company expects to draw upon the healthcare and acquisition experience of its management and outside consultants to identify and develop new business opportunities, including the expansion of its client base through the acquisition of client contracts from other businesses that provide services similar to those marketed by the Company.

    Services are generally provided to the Company's clients through a subcontracting arrangement with Russell Data Services, Inc., a Nevada company ("Russell Data"), an entity which is owned and controlled by the Chairman. Such arrangement has not been negotiated on an arm's length basis and may not be as favorable as that which could have been obtained from a third party.

    On June 30, 1995, the Company acquired the cash, accounts receivable and client lists of Asterino & Associates, Inc. ("Asterino"), a billing and collection company located in Schenectady, New York. Asterino was a party to approximately 20 contracts to provide services to various Medical Service Providers in the state of New York ranging from single physician practices to hospital-based physician groups. Asterino's clients are involved in various medical specialties, including cardiology, radiology and surgery. Approximately 100 physicians are covered under the Asterino contracts. The services provided by Asterino under the contracts with its clients provide for Asterino to develop, implement, manage, operate and supervise billing, collection and accounts receivable management services for its clients. In some instances, Asterino provides additional practice management, accounting services and payroll services. The typical Asterino client contract provides that Asterino, as an independent contractor, has the sole responsibility for the management and supervision of the operation of the services provided. Under these contracts, Asterino is generally indemnified against claims arising out of the provisions of services.

    On December 1, 1995, the Company acquired a billing contract between Rapier Investments Ltd. ("Rapier") and University Emergency Medicine Foundation, Inc. ("UEMF"). UEMF's clients are involved in the emergency room specialty. Approximately 56 physicians are covered under the this contract. Pursuant to the contracts rights purchase agreement with Rapier, the Company has assumed the right to receive payments and the obligation to provide services with respect to the billing and collection of fees for medical services provided by UEMF at Rhode Island Hospital.

    On February 13, 1996, the Company acquired the accounts receivable and approximately 25 client contracts of Doctors Medical Billing Service, A Limited Liability Corporation ("Doctors Medical"), a billing and collection company located in Las Vegas, Nevada. Doctors Medical's clients are involved in various medical specialties, including cardiology, emergency room and primary care. Approximately 90 physicians are covered under the Doctors Medical contracts. Pursuant to the contracts rights purchase agreement with Doctors Medical, the Company has assumed the right to receive payments and the obligation to provide services with respect to the billing and collection of fees for medical services provided by these Medical Service Providers.

    On April 1, 1996, the Company acquired the accounts receivable and approximately 19 client contracts of National Medical Services, Inc. ("National Medical"), a billing and collection company located in Las Vegas, Nevada. National Medical's clients are involved in various medical specialties, including anesthesiology and primary care. Approximately 90 physicians are covered under the National Medical contracts. Pursuant to the contracts rights purchase agreement with National Medical, the Company has assumed the right to receive payments and the obligation to provide services with respect to the billing and collection of fees for medical services provided by these Medical Service Providers.

    On August 1, 1996, the Company acquired seven additional contracts to provide billing, collection and accounts receivable management services between Rapier and Medicine Service Providers in Massachusetts and New Hampshire. The clients involved with these contracts are in the emergency room specialty. Approximately 54 physicians are covered under these contracts. Pursuant to the contracts rights purchase agreement with Rapier, the Company has assumed the right to receive payments and the obligation to provide services with respect to the billing and collection of fees for medical services provided these Medical Service Providers.

    On March 1, 1997, the Company acquired a contract to provide billing and collection services to an emergency medical group in Rhode Island. Approximately 19 physicians are covered under this contract. Pursuant to the contracts rights purchase agreement, the Company has assumed the right to receive payments and the obligation to provide services with respect to the billing and collection of fees for medical services provided by these Medical Service Providers.

    On March 1, 1997, the Company acquired a contract to provide billing and collection services to an emergency medical group in the Cleveland, Ohio area. Approximately 22 physicians are covered under this contract. Pursuant to the contracts rights purchase agreement, the Company has assumed the right to receive payments and the obligation to provide services with respect to the billing and collection of fees for medical services provided by these Medical Service Providers.

Relationship with Russell Data

    The Company has contracted with Russell Data to provide to the Company, on a non-exclusive basis, certain specified billing and collection services for a fee of 70 percent of net revenues to be received by the Company for services billed by Russell Data. The contract is for a term of ten years and expires on September 20, 2004. Under the terms of the contract, the Company is permitted to contract with providers of services other than Russell Data and Russell Data is permitted to provide its services to companies other than the Company, provided that Russell Data is obligated to service for the Company all client contracts which are priced at not less than 80% of the industry standard for similar contracts. The Russell Data contract contains an arbitration procedure to be followed in the event that any dispute arises between the parties under the contract.

    The contract with Russell Data also provides that: (i) the Company must provide to Russell Data, at the Company's sole expense, specified customer information and materials and Russell Data will have no obligation to review or verify such information; (ii) Russell Data makes no warranties with respect to the services provided under the contract; (iii) the Company's sole and exclusive remedy if it determines that a substantial number of services provided by Russell Data are not being performed in a commercially reasonable manner such that the Company or its customers will suffer material detriment is to terminate the contract in accordance with its terms; (iv) the Company will indemnify Russell Data under certain conditions; (v) neither Russell Data nor its officers, directors, stockholders, partners, employees or agents will be liable to the Company for any damages unless the Company's damages are solely due to the gross negligence or willful conduct of such party and Russell Data's total maximum liability is $2,500 therefor, and in no event will Russell Data or such other parties be liable for (a) any damages caused by the Company's failure to perform its obligations under the contract, (b) any third party claims except a claim based on a breach of confidentiality, (c) any loss of profit, records, files or data, (d) any delay in delivery of services or (e) any other special, indirect, incidental or consequential damages; (vi) Russell Data will keep the information and materials it receives from the Company confidential; (vii) Russell Data may renegotiate the terms of the contract if there is a significant change in any law, regulation or policy which materially and adversely affects Russell Data's ability to perform the contract; and (viii) the Company agrees not to solicit or employ any Russell Data employee during the term of the contract and for one year thereafter without the prior written consent of Russell Data.

    Russell Data is owned and controlled by the Chairman. Russell Data may contract with other companies owned by, controlled by, or affiliated with the Chairman for the subcontracting of services that Russell Data may render under its contract with the Company. The Company believes that the terms of the contracts between the Company and companies owned by, controlled by, or affiliated with the Chairman will in the future be determined through good faith negotiations between the Company and such related entities, subject to the approval of independent directors of the Company. Potential conflicts of interests will be resolved by independent directors of the Company in the exercise of their fiduciary duties to the Company's shareholders.


Industry Overview

    The industry in which the Company operates encompasses a broad range of business services to healthcare providers. These services include physician fee structuring, procedure and diagnosis coding, third party and insurance benefit verification, patient claims billing and collection and accounts receivable management services. The Company believes that demand for these services has grown due to an increasingly complex reimbursement process, downward pressure on medical fees, rapid technological changes and processing system obsolescence and growth in hospital outpatient claims and receivables owed by patients.

    Historically, the industry has been comprised of small companies and a limited number of national and regional companies that provide billing, accounts receivable and other business services to hospital-affiliated physicians. The industry presently includes numerous local companies and several national and regional companies.

    Many physicians, particularly those based in hospitals, have traditionally used the services of outside vendors to secure reimbursement from third party payors. Hospitals, on the other hand, have tended to rely upon their business departments to provide most billing and accounts receivable management functions. Producers of hospital information systems have made this possible by designing turnkey systems that perform various accounts receivable processing functions. Such systems have been available to hospitals for a number of years. The Company believes that the business of providing such services to hospitals is relatively new and that the demand for such services should increase as hospitals continue to experience growing accounts receivable, increasing bad debt and late payments, as well as mounting costs of maintaining business departments capable of providing adequate accounts receivable management services.


Services Marketed by the Company

    The Company markets a broad spectrum of services to Medical Service Providers. These services include start-up services, data accumulation and storage, data coding, insurance and patient billing, transmission of electronic claims and statements, establishment of write-off procedures, application of adjustments, follow-up on insurance claims, patient inquiry services, preparation of management reports, third-party audit support services, establishment of collection procedures, selection of collection agency and maintenance of operational procedures. Accounting services include preparation and maintenance of financial books and records, preparation of balance sheets, income statements and workpapers, and coordination with accountants and tax preparers.

    The Company enters into contracts with its clients for the provision of services for a fee which generally is based upon percentage of net collections and is billable monthly upon collection. The Company's fees vary depending upon the average physician charge per procedure, number of procedures, difficulty of collection, and payor mix (e.g., Medicare, commercial insurer or self-pay). The fee charged by the Company generally is fixed at the outset of the engagement based upon a complete review and analysis of the collectibility of the client's receivables portfolio and the anticipated costs of such collection.

    The Company's typical contract with the Medical Service Providers which are owned by, controlled by or affiliated with the Chairman is for a term of three years and provides that: (i) the client must provide to the Company, at the Company's sole expense, specified information and materials and the Company will have no obligation to review or verify such information; (ii) the Company makes no warranties whatsoever with respect to the services provided under the contract; (iii) the client's sole and exclusive remedy if it determines that any services provided by the Company are not being performed in a commercially reasonable manner is to terminate the contract in accordance with its terms; (iv) the client will indemnify the Company under certain conditions; (v) neither the Company or its officers, directors, stockholders, partners, employees or agents will be liable to the client for any damages unless the client's damages are solely due to the gross negligence or willful conduct of such party and the Company's total maximum liability is

$2,500 therefor, and in no event will the Company or such other parties be liable for (a) any damages caused by the client's failure to perform its obligations under the contract, (b) any third party claims except a claim based on a breach of confidentiality, (c) any loss of profit, records, files or data, (d) any delay in delivery of services or (e) any other special, indirect, incidental or consequential damages; (vi) the Company will keep the information and materials it receives from the client confidential;
(vii) the Company may renegotiate the terms of the contract if there is a significant change in any law, regulation or policy which materially and adversely affects the Company's ability to perform the contract; (viii) the client agrees not to solicit or employ any of the Company's employees during the term of the contract and for one year thereafter without the prior written consent of the Company; and (ix) either party may terminate the contract upon 90 days prior written notice to the other party, and if the client elects to terminate the contract it must pay to the Company a transitional consulting fee equal to the fees it paid to the Company during the previous 180 days. The contract contains an arbitration procedure to be followed in the event that any dispute arises between the parties under contract.


Acquisition Strategy and Structure

    The Company has acquired and intends to continue to acquire contracts from companies which provide similar services as those marketed by the Company and may, in the future, acquire entities that provide such services.
 The Company will also attempt to acquire the service component of certain Medical Service Providers that perform their own billing functions. While the terms of the acquisitions will vary in certain respects, such acquisitions are generally expected to involve the purchase of contracts at an agreed upon price, as well as non-competition and non-solicitation agreements between the Company and the selling entity. The purchase price for the acquisitions will be determined, among other things, based on projected cash flow to the Company of such contracts and will typically be paid by combinations of cash and capital stock and, in some cases, promissory notes. There can be no assurance that the Company can continue to identify and acquire desirable contracts or entities on terms favorable to the Company or in a timely manner, or that such acquisitions, if consummated, will prove to be beneficial to the Company.


The Reimbursement Process

    Medical Service Providers receive payment for medical services from patients, third-party payors, or a combination of both. Third-party payors include insurance companies, federal and state governments and their intermediaries, health maintenance organizations, preferred provider organizations, third-party administrators for self-insured companies and other "managed care" entities. Although patients generally retain primary payment responsibility for all medical services they receive, Medical Service Providers typically agree to process claims through third-party payors before requesting payment from patients for deductibles, co-payments or any other amounts due on account of uncovered services. Most Medical Service Providers bill patients in full or for the estimated patient obligations at the same time they bill the third-party payor.

    Obtaining reimbursement from third-party payors is becoming increasingly difficult because of changes in reimbursement methods. Managed care concepts such as pre-admission certification, utilization review and other administrative procedures implemented by third-party payors in an effort to control costs have also complicated the reimbursement process. In addition, Medical Service Providers are increasingly unable to collect charges or deposits of estimated net balances directly from their patients at the time medical services are rendered. Consequently,

Medical Service Providers often assume responsibility for obtaining reimbursement from third-party payors.

    Many third-party payors administer reimbursement claims through locally-established operating centers or through local independent contractors. In many cases, these third-party processing centers establish independent formulas and procedures for processing reimbursement claims.

    The Medicare program is administered by the Health Care Financing Administration ("HCFA"), a division of the United States Department of Health and Human Services. HCFA has established guidelines pursuant to which claims for physician are reimbursed in accordance with a resource-based relative value guide, the values of which vary according to geographic location. The Medicaid program is subject to federal regulation but is administered by state governments. State governments provide for Medicaid claims reimbursement either through the establishment of state-owned and operated processing centers or through contractual arrangements with third-party administrators. The requirements and procedures for reimbursement implemented by local Medicaid program administrators also differ from state to state.

    Similar to the claims administration process of Medicare and Medicaid, many national health insurance companies administer reimbursement claims through local or regional offices. Consequently, because guidelines for the reimbursement of claims generally are established by third-party payors at the local or regional level, reimbursement managers for Medical Service Providers must be familiar with the local methods and procedures utilized by various third-party payors.

    Third-party payors reimburse a beneficiary, or the beneficiary's assignee, only for services covered under the terms of the beneficiary's health insurance policy. Typically, medical services to treat illnesses and injuries are covered, whereas routine checkups, physicals, certain vaccinations and other types of preventive medical care are not. Patients and Medical Service Providers who are uncertain whether a third-party payor's coverage limitations are applicable to a particular medical treatment or service must either contact the payor's customer service representative or submit a claim and wait for a determination of whether the claim will be paid or denied.

    Third-party payors also make reimbursement contingent on the coordination of coverage with other insurance policies covering the same beneficiary. A substantial number of patients are covered by multiple forms of health insurance. Whether an insurance policy's coverage is primary or secondary in payment priority to another policy often is difficult to determine. Moreover, regular health insurance coverage often has subrogation rights with respect to workers' compensation and automobile insurance coverage for injuries suffered in the workplace or in automobile accidents.

    Claims submitted to third-party payors for reimbursement may be denied or returned for many reasons. Employment changes by a beneficiary, the delivery of noncovered services, secondary payor liability, the failure to pre-certify or submit required information and the submission of incorrect billing information are common examples. The significant number of variables that can affect the administration of a claim, including numerous possible diagnoses, treatment procedures and responsible third-party payors, often result in multiple errors which make time-consuming corrections a costly component of the reimbursement process.

    Additionally, commercial payors and governmental reimbursement programs engage in various types of utilization review. The purpose of utilization review programs is to verify that medical services provided to patients are medically necessary and are eligible for coverage. The utilization review process further complicates and delays the reimbursement process.

    The Company's services include interacting with all of the foregoing reimbursement sources on behalf of its clients.


Government Regulation

    Medicare laws relating to physician reimbursement directly affect the Company's operations by, among other things, limiting the amount of reimbursement received by the Company's clients which, in turn, reduces the net revenues the Company can receive from its clients. On January 1, 1992, the Federal government implemented a new fee structure known as the Resource Based Relative Value Scale ("RBRVS") for physicians who treat Medicare patients. As a result of the continued implementation of RBRVS, the Company estimates that its physician clients will experience a decline in Medicare reimbursement as a percentage of Medicare charges during 1997. Because the Company's net revenues are based in part on receipt of a percentage of its clients' cash receipts, an RBRVS that has the effect of reducing the amount of reimbursement made to the Company's physician clients will reduce the Company's net revenues correspondingly. If any additional legislative or regulatory changes are adopted that reduce the amount of hospital-affiliated physicians' Medicare reimbursement, the Company's net revenues are likely to experience a corresponding reduction. In addition, the implementation of a national health insurance program could have an adverse effect upon the Company's operations because such a program could substantially reduce the complexity of the healthcare reimbursement process and eliminate or substantially reduce the demand for the Company's services.

    Under Medicare, Medical Service Providers are permitted to assign Medicare claims to billing and collection services only in certain limited circumstances. The Company believes that its practices and procedures regarding billing and collection services do not constitute assignment of Medicare claims by physicians or hospitals. The Medicare statutes that restrict assignment of Medicare claims are supplemented by Medicare regulations and provisions in the Medicare Carrier's Manual (the "Manual"). The Medicare regulations and the Manual provide that a billing service that prepares and sends bills for the provider or physician and does not receive and negotiate the checks made payable to Medical Service Providers does not violate the restrictions on assignment of Medicare claims. The Company believes that its operations are consistent with these provisions because the Company bills only in the name of the Medical Service Providers, checks and payments for Medicare services are made payable to the Medical Service Providers and the Company lacks any power, authority or ability to negotiate checks made payable to the Medical Service Provider (i.e., monies collected are deposited in a lock box or otherwise directly in the physician's bank account). Therefore, the Company believes that its practices do not violate the restrictions on assignment of Medicare claims.

    The Company is also subject to criminal, civil and administrative penalties under Federal and state law prohibitions against submitting false claims for payments. Generally, criminal penalties subjecting participants to fines and imprisonment require that the entity act knowingly, willfully or with fraudulent intent. This standard might be met if an agent of the Company prepared and filed false claims or was aware of false Claims initiated by clients. In addition, the Company could be viewed as conspiring to defraud Medicare or another third-party payor, or as aiding and abetting the client in a criminal billing scheme if it were aware that inaccurate claims were being submitted. Civil statutes provide for penalties in excess of $10,000 per claim, including submitting claims with "reckless disregard" of the truth or falsity of submitted information. The Federal civil money penalties statute provides for civil penalties of up to $10,000 per claim (plus an assessment of twice the amount claimed) against anyone who presents or causes to be presented a false or improper claim under Medicare or Medicaid, including billing agents. Liability is imposed on persons who "know or should know" that a claim is "false," "fraudulent" or for services "not provided as claimed." In addition, the Company is subject to various other laws that provide for monetary sanctions for technical billing violations, many of which may give rise to penalties of up to $10,000 per violation. The Company is also subject to criminal laws regarding failure to disclose known overpayments under Medicare or Medicaid.

    The Social Security Act imposes criminal penalties upon persons who make or receive kickbacks, bribes or rebates in connection with the Medicare and Medicaid programs. These anti-kickback rules prohibit individuals and entities from knowingly and willfully soliciting, offering, receiving or paying, directly or indirectly, any renumeration in return for (a) referring someone for a good, facility, service or item, (b) purchasing, leasing, ordering or arranging for a good, facility, service or item or (c) recommending that an individual purchase, lease or order a good, facility, or services or item reimbursable under Medicare or Medicaid. In addition to other penalties, violation of any of the statues described above could lead to the exclusion from Medicare and Medicaid which would preclude its clients from receiving reimbursement for any monies paid to the Company. Similarly, violations of any of the statutes described above or other such activity by an officer or a stockholder with a 5% or greater interest in the Company which results in the exclusion of such stockholder from Medicare or Medicaid could lead to the exclusion from the programs.

    Credit collection practices and activities are regulated by both Federal and state law. The Federal Fair Debt Collection Practices Act (the "Federal Fair Debt Act") sets forth various provisions designed to eliminate abusive, deceptive and unfair debt collection practices by debt collectors. The Federal Fair Debt Act also provides for, among other things, a civil right of action against any debt collector who fails to comply with the provisions thereof. Various states also have promulgated laws and regulations that govern credit collection practices. In general, these laws and regulations prohibit fraudulent and oppressive credit collection practices and may impose license or registration requirements upon collection agencies. State credit collection laws and regulations typically provide for civil penalties, injunctions, criminal fines and imprisonment for collection agency personnel who fail to comply with such laws and regulations.
Although the Company does not provide past due or delinquent credit collection services, the services it markets to its clients may subject it to regulation as a "debt collector" under the Federal Fair Debt Act or as a "collection agency" under state collection agency laws and regulations. Management believes that the Company operates in accordance with the Federal Fair Debt Act and complies in all material respects with the applicable collection agency laws and regulations governing collection practices in the states in which it conducts its business, or is exempt from such laws and regulations.


Competition

    The industry in which the Company operates is highly competitive. Principal competitors include small physician billing and accounts receivable management services companies, large physician groups that provide their own reimbursement management functions, and regional and national companies that provide billing accounts receivable management services to hospital-affiliated physicians. In addition, the Company competes with hospitals that offer billing and accounts receivable management services to their affiliated physicians. To a lesser extent, the Company also competes with producers of turnkey physician reimbursement systems, which generally are purchased by large physician practice groups that manage their own reimbursement functions and have the resources necessary to purchase, maintain and operate such systems.


Employees

    As of March 18, 1997, the Company had three employees, none of whom are represented by a union. The Company intends to conduct its operations utilizing only a small executive staff. The Company believes that its relationships with its employees are good.


Important Factors Regarding Forward Looking Statements

    Some of the information presented in this report constitutes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results of the Company's marketing and acquisition activities and its results of operations will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, among others, uncertainty of whether the Company's marketing activities will result in an expansion of its client base or lead to additional acquisitions of contracts and entities, uncertainties related to the demand for the services provided by the Company, uncertainties related to state and federal governmental regulation of the Company's business, and the uncertainty of whether the combination of operating cash flows and the proceeds of the Company's initial public offering will be sufficient to fund its growth and operations over the next twelve months. Specific reference is made to the risks and uncertainties described in the Company's Registration Statement on Form S-3, Registration No. 333-11381, the Company's Registration Statement on Form SB-2, Registration No. 333-00804, and the Company's Registration Statement on Form SB-2, Registration No. 33-87266-LA.

ITEM 2.  DESCRIPTION OF PROPERTY

    The Company leases space for its headquarters and executive offices in Sparks, Nevada on a month-to-month basis at a monthly rental of $300 from an entity which is owned and controlled by the Chairman. Through February 1997, the Company also rented an office located in Newton, Massachusetts. Under the terms of the lease, which was for a term of five years, the Company paid a monthly rental of $5,439.50. This lease is expected to be assigned effective March 1, 1997.


ITEM 3.  LEGAL PROCEEDINGS

    The Company is not presently involved in any material pending litigation or proceeding.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                       PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Common Stock of the Company has been listed on the Nasdaq National Market under the symbol NMFS since January 29, 1996. Prior thereto, the Common Stock was listed on the Nasdaq SmallCap Market. The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock on the Nasdaq SmallCap Market and the Nasdaq National Market (1).


1995                                    High        Low
----                                    ----        ---

3rd Quarter (beginning August 3).....    $3.25     $2.00

4th Quarter..........................    $4.50     $2.63

1996
----

1st Quarter..........................    $6.63     $4.25

2nd Quarter..........................    $6.50     $3.44

3rd Quarter..........................    $5.19     $3.13

4th Quarter..........................    $4.38     $3.25

---------
(1) The high and low prices reported in the table have been restated to reflect the 2 for 1 stock split which was effective on February 24, 1997.

    As of March 19, 1997, there were approximately 100 record holders and approximately 1000 beneficial owners of the Common Stock.

    The Company has never declared or paid cash dividends on its Common Stock. The Company currently intends to retain its earnings to provide funds for the operation and expansion of its business and, therefore, does not anticipate declaring or paying cash dividends in the foreseeable future. Any payment of future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other relevant factors.

    During the year ended December 31, 1996, in connection with certain acquisitions of accounts receivable and client contracts, the Company issued shares of Common Stock to the former owners of such accounts receivable and client contracts as follows:


Acquisition              Transaction Date     Number of Shares   Price per Share
-----------              ----------------     ----------------   ---------------
Doctors Medical           February 13, 1996    388,236            $4.25
National Medical          April 1, 1996         60,000            $5.00
Rapier                    August 1, 1996        42,740            $4.56


    All of the issuances of Common Stock by the Company during the year ended December 31, 1996 were made pursuant to exemptions from registration under
Section 4(2) of the Securities Act of 1933, as amended.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere herein.

    Some of the information presented in this report constitutes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results of the Company's activities and its results of operations will not differ materially from its expectations. See "ITEM 1 - BUSINESS - Important Factors Regarding Forward Looking Statements."

Overview

    The Company was formed initially as a vehicle for the outsourcing of billing, collection and accounts receivable management services, as well as certain accounting services, which were performed internally by over 40 Medical Service Providers which are owned by, controlled by, or affiliated with the Chairman. The Company commenced operations in August 1994 and entered into a series of contracts commencing October 1, 1994 to provide billing and collection services to these Medical Service Providers. Under most of these contracts, the Company's clients pay an aggregate of 4% for billing, collection and accounting services. These contracts expire in September 1997 and the Company is in the process of negotiating with these Medical Service Providers terms under which the Company will continue to provide to these entities. There can be no assurances that the Company will reach agreements with these entities or that such agreements, if reached, will be on terms as favorable to the Company as the existing contracts.

    Since the Company's inception, the Company has acquired certain businesses and contracts to provide billing, collection and other services. Upon such acquisition, the Company assumes the obligations under the contracts then in place on their existing terms and conditions. Some of these contracts require the clients to pay higher rates for the services provided thereunder. In certain instances, the Company's clients pay a flat monthly fee or annual fee for services. Regardless of the amount of fees paid to the Company by a particular client, the Company retains its operating margin of 30% because of its contractual relationship with Russell Data. There can be no assurance that the Company will be able to continue to acquire, negotiate or renew contracts on the same terms and conditions as it has to date.

    The Company expects to continue to expand its business over the next year by marketing through direct sales to new clients, as well as acquisitions of client contracts and acquisitions of businesses similar to the Company. In addition to acquisitions, the Company anticipates that its principal marketing activities for the foreseeable future will include direct sales, attendance at trade shows, telemarketing, production of written marketing materials and seminars. These marketing activities are currently conducted by the Chairman and certain outside consultants.

    In October 1994, the Company entered into a non-exclusive ten-year contract with Russell Data, which is owned and controlled by the Chairman, pursuant to which Russell Data will provide, directly or through subcontractors, services to the Company's clients. The terms of the agreement with Russell Data include a fee of 70 percent of net revenues received by the Company for services billed by Russell Data. Because the Company will rely primarily on Russell Data for the performance of a substantial amount of the Company's services, the Company expects that it will require a minimal number of employees and equipment over the next twelve months.

    In January 1995, the Company decided to expand its services to be marketed to include accounting services to Medical Service Providers. The Company entered into a series of contracts to provide this new service to the Medical Service Providers which are owned by, controlled by, or affiliated with the Chairman. The Company may in the future further expand the services it markets to its customers or acquire contracts or businesses in other medical or non-medical industries, but there is no assurance that will do so.

    There are a number of trends and uncertainties which may have a material adverse effect on the Company in the future. The Company's clients are subject to extensive federal, state and local legislation with respect to many aspects of their operation. It can be expected that statutes and regulations to which these clients are subject, which have been substantially modified during recent years, will continue to be modified in the future. Various proposals affecting federal and state regulations of the healthcare industry, including limitations on Medicare reimbursements and limitations on referrals, have been introduced. Management cannot predict what effect such legislation will have on the operations of the Company.

Results of Operations

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

    During 1995, the Company consummated one acquisition of a billing and collection company and one acquisition of a billing contract. During 1996, the Company consummated three separate transactions in which it acquired approximately 52 billing contracts.

    Total revenues for the years ended December 31, 1996 and 1995 were $9,215,117 and $5,956,029, respectively, an increase of approximately 54.7%. Approximately 49.9% of the 1996 revenues, as compared to 85.1% of the 1995 revenues, were derived from the Company's contracts with Medical Service Providers owned by, controlled by, or affiliated with the Chairman. The acquisitions made by the Company during the second and fourth quarters of 1995 and the acquisitions made in the first, second and third quarters of 1996 are the primary reasons for the increased volumes. Revenues earned for the year ended December 31, 1996 consisted of $8,343,288, or 90.5% of revenues, for billing and collections services, $558,462, or 6.1% of revenues, for accounting services, and $194,495, or 2.1% of revenues, for late charges, and $118,872, or 1.3% of revenues, for consulting services. Revenues earned for the year ended December 31, 1995 consisted of $5,068,243, or 85.1% of revenues, for billing and collections services, $641,417, or 10.8% of revenues, for accounting services, and $246,369, or 4.1% of revenues, for late charges. The percentage of revenues attributable to billing and collection services as compared to accounting services has increased as the Company has acquired additional contracts which provide only for billing and collection services.

    During the years ended December 31, 1996 and 1995, the Company incurred costs to Russell Data in the amount of $6,222,988 and $3,996,663, respectively, for services rendered. The Company reported operating income of $2,992,129, income before taxes of $2,092,562, net income of $1,405,462, and primary earnings per share of $0.09 for the year ended December 31, 1996.
 The Company reported operating income of $1,959,366, income before taxes of $1,365,003, net income of $891,703, and primary earnings per share of $0.08 for the year ended December 31, 1995.

    The Company incurred selling, general and administrative expenses of $1,256,731 and $723,516 for the years ended December 31, 1996 and 1995, respectively. The expenses for 1996 consisted primarily of amortization of client contracts, salaries and related employee benefits, franchise taxes and professional fees, while the expenses for 1995 consisted primarily of salaries and related employee benefits and professional fees.

    The Company's effective tax rate was 32.8% and 34.7% for the years ended December 31, 1996 and 1995, respectively.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

    Since the Company was formed on August 3, 1994 and contracts were executed commencing on October 1, 1994, the results of operations for the year ended December 31, 1994 reflect only start-up expenses and three months of operations. The results of operations for the year ended December 31, 1995 reflect a full year of operating results. These results also reflect a lower percentage fee when compared to 1994, which lower percentage fee was negotiated by the Company and certain Medical Service Providers effective January 1, 1995. During 1995, the Company consummated one acquisition of a billing and collection company and one acquisition of a billing contract.

    Total revenues for the years ended December 31, 1995 and 1994 were $5,956,029 and $2,330,757, respectively, an increase of approximately 156%. Substantially all of the revenues were derived from the Company's contracts with Medical Service Providers owned, controlled by, or affiliated with the Chairman. Effective January 1, 1995, the Company began providing accounting services to these Medical Service Providers pursuant to amendments to the existing contracts with these Medical Service Providers. Russell Data provides accounting services to the Company in exchange for 70 percent of net revenues to be received by the Company for services billed by Russell Data. Additionally, the billing and collection contracts with the Medical Service Providers were modified to a substantially lower percentage of revenues to be earned by the Company. On June 30, 1995 and December 1, 1995, the Company acquired the assets of Asterino and a billing contract of Rapier, respectively. The acquisitions were recorded using the purchase method of accounting. The effects of the acquisitions were to record the Asterino-related revenues starting July 1, 1995 and the Rapier-related revenues starting December 1, 1995. Revenues earned for the year ended December 31, 1995 were $5,068,243, or 85.1% of revenues, for billing and collections services, $641,417, or 10.8% of revenues, for accounting services, and $246,369, or 4.1% of revenues, for late charges. Revenues earned for the year ended December 31, 1994 were exclusively for billing and collections services.

    During the years ended December 31, 1995 and 1994, the Company paid Russell Data $3,996,663 and $1,631,530, respectively, for services rendered. The Company reported operating income of $1,959,366, income before taxes of $1,365,003, net income of $891,703, and primary earnings per share of $0.08 for the year ended December 31, 1995. The Company reported operating income of $699,227, income before taxes of $520,295, net income of $303,195 and primary earnings per share of $0.03 for the year ended December 31, 1994.

    The Company incurred selling, general and administrative expenses of $723,516 and $178,932 for the years ended December 31, 1995 and 1994, respectively. These expenses consisted primarily of salaries and related employee benefits, professional fees and travel for both periods.

    The Company's effective tax rate was 34.7% and 41.7% for the years ended December 31, 1995 and 1994, respectively. The Company incurred federal income taxes of $217,100 for the period August 3, 1994 through December 31, 1994. Since the Company elected to be treated as a Subchapter S corporation through November 30, 1994, income taxes were recognized in the amount of $141,000 to reflect the difference between the net operating loss of the Subchapter S corporation on a cash basis and the accrual basis accounting for the C corporation.

Liquidity and Capital Resources

    At inception, the Company's operations were funded by $1,000,000 in capital contributions in the form of notes received from the Company's principal stockholders, which notes have been repaid. In addition, the Company realized net income from operations of $1,405,462 and $891,703 for the years ended December 31, 1996 and 1995, respectively.

    In June 1995, the Company acquired the cash, accounts receivable and the client contracts of Asterino, a billing and collection company located in Schenectady, New York that provides services to approximately 20 Medical Service Providers who were not affiliated with Asterino or the Chairman. The total consideration paid for the acquisition was $1,050,000 in cash and $600,000 in Common Stock valued at the Company's initial public offering price, or 300,000 shares. These shares are freely tradable, subject to a lock-up agreement which expired on January 1, 1997. An additional 5,000 shares in lieu of interest were issued on October 1, 1995 in connection with this transaction. The Company placed an additional 200,000 shares of Common Stock into escrow pursuant to the purchase agreement. Fewer shares will ultimately be released from escrow if certain revenue levels are not maintained.

    On August 9, 1995, the Company completed its initial public offering (the "Offering") of 4,000,000 shares of Common Stock at $2.00 per share. In addition, the underwriters exercised in full their over-allotment of 600,000 shares in full on August 21, 1995. The net proceeds to the Company of its Offering and the exercise of the over-allotment option was approximately $7,550,000.

    On December 1, 1995, the Company acquired a billing contract between Rapier and UEMF. The total consideration paid for the contract was $750,000, consisting of $650,000 in cash and 27,118 shares of Common Stock valued at $3.69 per share, the price of the Common Stock on December 1, 1995. In accordance to the purchase agreement, the Company placed these shares into escrow. Fewer shares may be released from escrow if certain revenue levels are not maintained.

    On February 13, 1996, the Company acquired the accounts receivable and client contracts from Doctors Medical. The total consideration paid for this acquisition was $1,800,000, consisting of $150,000 in cash and 388,236 shares of Common Stock valued at $4.25 per share. In accordance with the purchase agreement, the Company placed these shares into escrow. Fewer shares will ultimately be released from escrow if certain revenue levels are not maintained.

    On April 1, 1996, the Company acquired the accounts receivable and client contracts from National Medical. The total consideration paid for this acquisition was $550,000, consisting of $250,000 in cash and 60,000 shares of Common Stock valued at $5.00 per share. In accordance with the purchase agreement, the Company placed these shares into escrow. Fewer shares will ultimately be released from escrow if certain revenue levels are not maintained.

    On August 1, 1996, the Company acquired from Rapier seven additional contracts to provide billing, collection and accounts receivable management services to Medical Service

Providers in Massachusetts and New Hampshire. The total consideration paid was $945,000, consisting of $750,000 in cash and 42,740 shares of Common Stock valued at $4.56 per share. In accordance with the purchase agreement, the Company placed these shares into escrow. Fewer shares will ultimately be released from escrow if certain revenue levels are not maintained.

    On March 1, 1997, the Company acquired a contract to provide billing and collection services to Medical Service Providers in Rhode Island. The total consideration paid was $164,998, consisting of $100,000 in cash and 14,444 shares of Common Stock valued at $4.50 per share. In accordance with the purchase agreement, the Company placed these shares into escrow. Fewer shares will ultimately be released from escrow if certain revenue levels are not maintained.

    On March 1, 1997, the Company acquired a contract to provide billing and collection services to Medical Service Providers in the Cleveland, Ohio area. The total consideration paid was $499,998, consisting of $300,000 in cash and 44,444 shares of Common Stock valued at $4.50 per share. In accordance with the purchase agreement, the Company placed these shares into escrow. Fewer shares will ultimately be released from escrow if certain revenue levels are not maintained.

    On May 1, 1996, the Company entered into a transaction with First United Equities Corporation ("First United"), a broker-dealer registered with the Securities and Exchange Commission. First United is the principal market maker in the Company's common stock. Pursuant to the transaction, the Company loaned $5,200,000 in a series of advances evidenced by a promissory note bearing interest at 10%. Such note was due on demand with seven days notice. The note was collateralized by the guarantees of the principals of First United. On May 29, 1996, First United repaid $2,000,000 to the Company. Effective October 1, 1996, the remaining balance of the note and accrued interest was satisfied through the establishment of an unsecured note due from Russell Data in the amount of $3,344,174. The note bears interest at 10% and establishes a payment schedule which will result in the balance and accrued interest being paid in full by September 15, 1997. On February 10, 1996, the Company received $1,104,786 of principal and accrued interest from Russell Data representing the first in the series of scheduled payments.

    As of December 31, 1996 and 1995, certain of the Medical Service Providers, which are owned by, controlled by, or affiliated with the Chairman, owed the Company approximately $362,300 and $1.8 million, respectively, in fees for services. Since December 31, 1996, an additional $775,600 has been billed to these entities, and the Company has received approximately $309,000 related to the amounts. As of March 31, 1997 and 1996, $1,326,000 and $330,000, respectively, has been prepaid to Russell Data.

    The Company's principal sources of liquidity are anticipated to be cash flow from operations, proceeds from the Offering and repayment of the note receivable. The Company expects to fund future acquisitions of contracts and future acquisitions of businesses by a combination of funds available through the cash from operations, proceeds from the Offering, repayment of the note receivable and the issuance of Common Stock and promissory notes. A similar funding strategy is anticipated to be used in its future business growth.
The Company anticipates the cash flow from operations, the proceeds of the Offering and repayment of the note receivable will be adequate to fund its operations for the next twelve months, although there can be no assurances to that effect.

Impact of Inflation and Changing Prices

    To date, the Company's business has not been significantly affected by inflation. A substantial portion of the Company's revenues are derived from commercial insurance and government reimbursement programs, both of which have experienced cost containment measures designed to limit payments made to healthcare providers such as the clients of the Company. Continued cost containment efforts by commercial and government insurers may have a material adverse effect on the Company. The recently implemented RBRVS payment system has reduced Medicare reimbursement rates for certain procedures of the Company's clients. Future implementation of such a system with respect to third party payors, which has been advocated, would adversely affect the Company's revenues.

Prospective Accounting Changes

    In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share." This Statement established standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This Statement is effective for financial statements issued for periods ending after December 15, 1997, earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. The Company is currently evaluating the impact, if any, that the adoption of SFAB No. 128 will have on its financial statements.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and supplementary data required by Item 7 are set forth following Item 13 of this Form 10-KSB.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                       PART III


    The information called for by Item 9, Directors, Executive Officers of the Registrant, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act; Item 10, Executive Compensation; Item 11, Security Ownership of Certain Beneficial Owners and Management; and Item 12, Certain Relationships and Related Transactions, is incorporated herein by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days from the end of the Registrant's fiscal year.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. Unless otherwise noted, the exhibit was filed as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 33-87266-LA).


Exhibit No.

3.1      Amended and Restated Articles of Incorporation of the Company.

3.2      By-laws of the Company.

4.1      Form of certificate evidencing Common Stock of the Company.

10.1     Stock Option Plan.

10.2     Form of Agreement between the Company and its clients, as amended.

10.3 Agreement between Russell Data and the Company dated October 1, 1994, as amended.

10.4 Lease Agreement for premises located at 1137 Financial Boulevard, Reno, Nevada, dated August 3, 1994 between the Company and Intellisott Systems, Inc.

10.5     Warrant Agreement between the Company and Douglas R. Colkitt, M.D.

10.6 Employment Agreement between the Company and Alan H.L. Carr-Locke, effective June 1, 1995.

10.7 Contract Rights Purchase Agreement with Asterino & Associates, Inc., as amended.

10.8 Software License Agreement between Astute Systems. Inc. and the Company, as amended.*

10.9 Contract Rights Purchase Agreement with Doctors Medical Billing Service, dated February 13, 1996.**

10.10    Contract Rights Purchase Agreement with Rapier Investments
         Limited.

10.11 Office Lease for premises located at 7-57 Wells Avenue, Newton, Massachusetts, dated March 12, 1996 between the Company and Saraceno Holding Trust.

10.12 Promissory Note dated October 1, 1996 between the Company and Russell Data Services, Inc.*

11.1 Statement re: Computation of Per Share Earnings for the Years Ended December 31, 1996 and 1995.*

23.1     Consent of Coopers & Lybrand L.L.P.*

27.1     Statement re: Financial Data Schedule.*







*        Filed herewith.

** Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed February 13, 1996.


         (b)   Forms 8-K

         No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1996.

                NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants                                          F-2

Balance Sheets, December 31, 1996 and 1995                                 F-3

Income Statements for the years ended December 31, 1996 and 1995           F-4

Statement of Changes in Stockholders' Equity for the years ended
       December 31, 1996 and 1995                                          F-5

Statements of Cash Flows for the years ended December 31, 1996 and 1995    F-6

Notes to Financial Statements                                              F-8

                          REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
National Medical Financial Services Corporation

We have audited the accompanying balance sheets of National Medical Financial Services Corporation as of December 31, 1996 and 1995 and the related statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in acordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company has had certain transactions with related parties as more fully described in the notes to the financial statements.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Medical Financial Services Corporation as of December 31, 1996 and 1995 and the results of its operations, changes in stockholders' equity, and cash flows for the years then ended, in conformity with generally accepted accounting principles.

COOPERS & LYBRAND L.L.P.


2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 26, 1997

                NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION

                                 BALANCE SHEETS
                          December 31, 1996 and 1995



                                                                     1996           1995
                                                                 -------------  -------------
ASSETS
Current assets:
  Cash and cash equivalents...................................     $ 2,882,035    $ 6,580,223
  Accounts receivable.........................................       2,339,093      2,282,051
  Notes and interest receivable--related party................       3,428,244            ---
  Other assets and prepaid expenses...........................         301,738          5,218
                                                                 -------------  -------------
    Total current assets......................................       8,951,110      8,867,492
                                                                 -------------  -------------
Property and equipment, net...................................          19,118         14,232
Intangible assets, net........................................       5,780,397      3,076,195
Deferred costs and other assets...............................         800,450         20,810
                                                                 -------------  -------------
    Total assets..............................................   $  15,551,075  $  11,978,729
                                                                 -------------  -------------
                                                                 -------------  -------------
LIABILITIES
Current liabilities:
  Accrued subcontract fees.....................................  $   1,074,100  $   1,051,895
  Accounts payable and accrued expenses........................        137,880        572,252
  Short term debt..............................................         77,033
  Federal income taxes payable.................................            ---        135,612
                                                                 -------------  -------------
    Total current liabilities..................................      1,289,013      1,759,759
                                                                 -------------  -------------
Commitments and contingent liabilities.........................
                                                                           ---            ---
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized, none outstanding.............................................
                                                                           ---            ---
Common stock, $.01 par value, 40,000,000 shares authorized,
  14,956,428 and 14,238,334 shares issued and outstanding......        149,564        142,384
Paid-in capital................................................     11,512,138      8,881,688
Retained earnings..............................................      2,600,360      1,194,898
                                                                 -------------  -------------
    Total stockholders' equity.................................     14,262,062     10,218,970
                                                                  -------------  -------------
    Total liabilities and stockholders' equity.................  $  15,551,075  $  11,978,729
                                                                 -------------  -------------
                                                                 -------------  -------------

                         See accompanying notes to financial statements.

                NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION

                               INCOME STATEMENTS

                For the Years Ended December 31, 1996 and 1995

                                                                         1996          1995
                                                                    ------------  ------------
Revenues..........................................................  $  9,215,117  $  5,956,029
Subcontract expense...............................................     6,222,988     3,996,663
                                                                     -----------   -----------
   Operating Income...............................................     2,992,129     1,959,366

Selling, general and administrative expense.......................     1,256,731       723,516
Interest (income).................................................      (360,357)     (139,153)
Interest expense..................................................         3,193        10,000
                                                                    ------------  ------------
Income before income taxes........................................     2,092,562     1,365,003

Provision for income taxes........................................       687,100       473,300
                                                                    ------------  ------------

   Net income.....................................................  $  1,405,462  $    891,703
                                                                    ------------  ------------
                                                                    ------------  ------------

Primary net income per share......................................  $       0.09  $       0.08
                                                                    ------------  ------------
                                                                    ------------  ------------

Weighted average number of shares outstanding used in primary
  calculation.....................................................    15,597,264    11,502,996
                                                                    ------------  ------------
                                                                    ------------  ------------
Fully diluted net income per share................................  $       0.09  $       0.08
                                                                    ------------  ------------
                                                                    ------------  ------------

Weighted average number of shares outstanding used in fully
  diluted calculation.............................................    15,597,264    11,628,530
                                                                    ------------  ------------
                                                                    ------------  ------------

                See accompanying notes to financial statements.

                NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 For the Years Ended December 31, 1996 and 1995

                                                                                                                  TOTAL
                       PREFERRED     SHARES OF        COMMON        PAID-IN       RETAINED    STOCKHOLDERS'   STOCKHOLDERS'
                         STOCK      COMMON STOCK      STOCK         CAPITAL       EARNINGS     RECEIVABLE        EQUITY
                       ---------    ------------      ------        -------       --------    -------------   -------------
Balance,
 January 1, 1995....      --           9,333,334     $ 93,334     $   906,666    $  303,195     $(231,250)      $ 1,071,945

Collection of
  stockholders'
  receivable..                                                                                    231,250           231,250

Issuance of common
  stock...                             4,600,000       46,000       7,368,072                                     7,414,072

Common stock issued
  to acquire business..                  305,000        3,050         606,950                                       610,000

Net income..                                                                        891,703                         891,703
                         ------       -----------     --------     ----------     ---------      --------        ----------

Balance,
  December 31, 1995...    --          14,238,334      142,384       8,881,688     1,194,898        --            10,218,970

Common stock issued
  to acquire business                    718,094        7,180       2,630,450                                     2,637,630

Net Income..                                                                      1,405,462                       1,405,462
                         ------       ----------      --------      ---------    ----------      --------        ----------

Balance,
  December 31, 1996       --          14,956,428     $149,564     $11,512,138    $2,600,360      $  --          $14,262,062
                         ------       ----------      -------      ----------     ---------      --------        ----------
                         ------       ----------      -------      ----------     ---------      --------        ----------

                See accompanying notes to financial statements.

                NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION

                            STATEMENTS OF CASH FLOWS

                For the Years Ended December 31, 1996 and 1995

                                                                                     1996          1995
                                                                                 -------------  -----------
Cash flow from operating activities:
 Net income....................................................................  $   1,405,462  $   891,703
 Adjustments to reconcile net income to cash provided by operating activities:
  Depreciation and amortization expense........................................        325,647       57,123
  Insurance in lieu of cash....................................................         53,812           --
  Interest paid in stock.......................................................             --       10,000
  Changes in assets and liabilities:
   (Increase) decrease in receivables..........................................        304,844     (457,984)
   Increase in other assets....................................................       (272,971)      (3,050)
   Decrease in accounts payable and accrued expenses...........................         87,833       (1,807)
   Decrease in payable to stockholder..........................................             --       (5,000)
   Decrease in income taxes payable............................................       (135,612)     (81,488)
                                                                                 -------------  -----------
  Net cash provided by operations..............................................      1,769,015      409,497
                                                                                 -------------  -----------
Cash flow from investing activities:
 Receivables acquired in acquisitions..........................................       (361,886)    (231,000)
 Issuance of notes receivable..................................................     (5,344,174)          --
 Principal collections of notes receivable.....................................      2,000,000           --
 Deferred costs-contract acquisitions..........................................       (768,761)     (20,810)
 Purchase of property and equipment............................................         (8,913)     (14,565)
 Software license..............................................................             --     (700,000)
 Client lists..................................................................       (880,824)  (1,332,086)
 Other assets..................................................................        (10,879)          --
                                                                                 -------------  -----------
  Net cash used in investing activities........................................     (5,375,437)  (2,298,461)
                                                                                 -------------  -----------
Cash flow from financing activities:
 Proceeds from sale of stock...................................................             --    8,200,000
 Initial public offering costs.................................................         (7,370)    (680,888)
 Collection of stockholder's receivables.......................................             --      231,250
 Payments of short term debt...................................................        (84,396)          --
                                                                                 -------------  -----------
  Net cash provided by (used in) financing activities..........................        (91,766)   7,750,362
                                                                                --------------  -----------
  Net increase (decrease) in cash..............................................  $(  3,698,188) $ 5,861,398

              See accompanying notes to financial statements.

                NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION

                         STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 1996 and 1995

                                                                       1996           1995
                                                                   -------------  ------------
  Net increase (decrease) in cash................................  ($  3,698,188) $  5,861,398
Cash balance, Beginning balance..................................      6,580,223       718,825
                                                                   -------------  ------------
Cash balance, Ending balance.....................................  $   2,882,035  $  6,580,223
                                                                   -------------  ------------
                                                                   -------------  ------------
Supplemental data:
 Cash paid for income taxes......................................  $   1,101,128  $    632,688
                                                                   -------------  ------------
                                                                   -------------  ------------
 Cash paid for interest..........................................  $       3,193  $    --
                                                                   -------------  ------------
                                                                   -------------  ------------
 Non-cash items:
  Stock issued for business and contract acquisitions............  $   2,645,000  $    600,000
                                                                   -------------  ------------
                                                                   -------------  ------------
  Stock payable for business and contract acquisitions...........  $          --  $    500,000
                                                                   -------------  ------------
                                                                   -------------  ------------
  Stock issued in lieu of interest...............................  $          --  $     10,000
                                                                   -------------  ------------
                                                                   -------------  ------------

  Short term debt issued in lieu of insurance....................  $     161,429  $         --
                                                                   -------------  ------------
                                                                   -------------  ------------
  Note receivable issued in lieu of interest.....................  $     144,174  $        ---
                                                                   -------------  ------------
                                                                   -------------  ------------

               See accompanying notes to financial statements.

                NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION

                       NOTES TO THE FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS:

    National Medical Financial Services Corporation (the "Company") was incorporated in August 1994. The Company markets billing, accounts receivable and collections services, as well as certain accounting services to medical providers.

    The Company obtains business through marketing of its services to medical providers and acquisition of existing contracts from other businesses currently offering billing, accounts receivable and collection services. There may be some instances whereby, the Company will enter into a management contract to provide these services.

    Effective October 1, 1994, the Company has contracted with Russell Data Services, Inc. ("RDS"), to provide billing, accounts receivable and collection services for the clients of the Company. The contract provides for the Company to pay RDS 70% of all revenues collected by the Company for the performance of such services. RDS is owned and controlled by the Chairman and principal stockholder of the Company. For the years ended December 31, 1996 and 1995, all subcontract expenses are to this related party.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

REVENUE RECOGNITION:

    Fees for the Company's services are primarily based on a percentage of net collections on patient accounts, and revenue is recognized as such services are performed. Accounts receivable represents amounts invoiced to clients for services and late payment fees. Accounts receivable-unbilled represents fees which will be realized upon collection of billing services already rendered but not yet invoiced.

    Cash and Cash Equivalents:

    Cash and cash equivalents include all highly liquid investments with an initial maturity of not more than three months.

    Property and Equipment:

    Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally seven years for furniture and fixtures and five years for data processing equipment.

    Income Taxes:

    Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Deferred tax assets and liabilities are determined based upon the difference between the financial statements and tax bases of assets and liabilities using enacted rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

    Intangible Assets:

    Intangible assets are composed of client lists and software license. Intangible assets are amortized using the straight-line method over their estimated useful lives of fifteen and ten years, respectively. The software license estimated useful life is being amortized over the life of the license and its cost includes any updates and software changes over this time period. In the event that facts and circumstances indicate the value of intangible assets or other assets may be impaired, an evaluation of recoverability would be performed to determine whether an adjustment to the carrying value is required.

    SFAS 121 Disclosure:

    Statement of Financial Accounting Standards 121, "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed," ("SFAS #121") requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. SFAS #121 was adopted in 1996 and did not have a material effect on the Company's results of operations, cash flows or financial position.

    Net Income Per Common Share:

    Primary income per common share is calculated using the weighted average number of common shares outstanding during the period plus (in periods in which they have a dilutive effect) the additional number of shares which would be issuable upon the exercise of stock options, assuming that the Company used the proceeds received to purchase additional shares at the stock's average market price for the period. The fully-diluted computation reflects additional dilution related to stock options due to the use of the market price at the end of the period, which are higher than the average price for the period.

    Prospective Accounting Changes:

    In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share." This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This Statement is effective for financial statements issued for periods ending after December 15, 1997, earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 128 will have on its financial statements.

    Use of Estimates in the Preparation of Financial Statements:

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management is not aware of any situations or set of circumstances existing as of the issuance of the financial statements that, in the near-term, will materially change estimates used in the preparation of the financial statements as of December 31, 1996.

    Reclassifications:

    Certain items in the 1995 financial statements have been reclassified to conform with the 1996 presentation.

3. ACCOUNTS RECEIVABLE:

    Accounts receivables consisted of the following at December 31:

                                                                            1996        1995
                                                                         ----------  ----------
     Accounts receivable--billed.......................................  $1,740,908  $2,020,862
     Accounts receivable--unbilled.....................................     592,886     231,000
     Miscellaneous receivable.........................................        5,299      30,189
                                                                         ----------  ----------
     Total.............................................................  $2,339,093  $2,282,051
                                                                         ----------  ----------
                                                                         ----------  ----------

4. NOTES RECEIVABLE:

    On May 1, 1996, the Company entered into a transaction with First United Equities Corporation ("First United"), a broker-dealer registered with the Securities and Exchange Commission. First United is the principal market maker in the Company's Common Stock. Pursuant to the transaction, the Company loaned $5,200,000 through a series of advances evidenced by a promissory note bearing interest at 10%. Such note was due and payable on demand with seven days notice. The note was collateralized by the guarantees of the principals of First United. On May 29, 1996, First United repaid $2,000,000 to the Company. Effective October 1, 1996, the remaining balance of the note and accrued interest was satisfied through the establishment of an unsecured note due from Russell Data Services, Inc., a Nevada corporation which is owned by the Company's Chairman and principal stockholder ("RDS"), in the amount of $3,344,174. The note bears interest at 10% and establishes a payment schedule of $1,000,000 each at January 15, April 15 and July 15, 1997 plus interest thereon with the remaining balance and interest thereon due on September 15, 1997. On February 10, 1997, the Company received $1,104,786 in principal and accrued interest from RDS in accordance with the payment schedule.

5. PROPERTY AND EQUIPMENT:

    Property and equipment consists of the following at December 31:

                                                                                 1996       1995
                                                                               -------    -------
     Furniture and fixtures..................................................  $ 4,151    $ 2,192
     Office equipment........................................................   20,277     13,318
                                                                               -------    -------
                                                                                24,428     15,510
     Less accumulated amortization...........................................   (5,310)    (1,278)
                                                                               -------    -------
                                                                               $19,118    $14,232
                                                                               ---------  ---------
                                                                               ---------  ---------

6. INTANGIBLE ASSETS:

    Intangible assets consists of the following at December 31:

                                                                             1996          1995
                                                                         ------------  ------------
     Client lists......................................................   $5,457,911    $2,432,087
     Software license..................................................      700,000       700,000
                                                                           ---------     ---------
                                                                           6,157,911     3,132,087
     Less accumulated amortization.....................................     (377,514)      (55,892)
                                                                           ---------     ---------
                                                                          $5,780,397    $3,076,195
                                                                           ---------     ---------
                                                                           ---------     ---------

                                     F-10

    In January 1995, the Company made a refundable deposit of $700,000 for an unlimited site software license for a maximization of reimbursement software program. The program was installed on December 1996. The software has a ten year licensing period which includes all up-dates and software changes. The Company has adopted the straight-line method of amortization over the ten year period. The software company is owned and controlled by the Chairman and principal stockholder of the Company.

7. LEASE COMMITMENTS:

    The Company leased office space under a noncancelable operating lease, which expired in April 1996. Upon its expiration, the Company obtained additional office space and entered into a new noncancellable operating lease which expires in March 2001. Rental expense for the years ended December 31, 1996 and 1995 was $50,588 and $21,216, respectively. Future minimum lease payments under noncancelable operating leases as of December 31, 1996 are as follows:


          1997............  $ 65,274
          1998............    65,274
          1999............    65,274
          2000............    65,274
          2001............    16,319
                            ---------
                            $277,415
                            ---------
                            ---------

    The Company has entered into a month-to-month operating lease for office space from an entity that is owned and controlled by the Chairman and principal stockholder of the Company. The monthly rental of $300 includes utilities. For the years ended December 31, 1996 and 1995, the Company incurred rental expense of $3,600, respectively, pursuant to this lease.

8. SHORT TERM DEBT:

    Short term debt consists of a note payable agreement for the annual premiums of the Company's Directors and Officers Liability insurance policy entered into on August 1996. The amount financed ($137,215) under the note agreement consists of nine monthly payments of $15,648 including interest at 6.28%. The Company incurred interest expense in 1996 of $3,193 relating to this instrument.

9. COMMON STOCK, OPTIONS AND WARRANTS:

    In September 1996, the Company registered, on Form S-3, 9,333,334 shares of Common Stock which are owned by certain stockholders of the Company, including 7,341,666 shares which are owned by the Chairman and principal stockholder of the Company.

    On May 10, 1996 (the "Effective Date"), the Board of Directors approved a Stock Option Plan for Non-Employee Directors (the "Plan"). The Plan provides for options to purchase up to 1,000,000 shares of common stock, which may be granted to non-employee directors. Under the terms of the Plan each non-employee director of the Company will automatically be granted, on the date of the Company's annual meeting of stockholders each year during the term of the plan, options to purchase 50,000 shares. The option exercise price will be the fair market value of a share of the Company's Common Stock on the date of grant. The options will become exercisable six months after the date of grant and will expire ten years after the date of grant. In addition, on the Effective Date, each of the three eligible directors (other than the Chairman) were granted stock options to purchase 100,000 shares of Common Stock at an exercise price equal the fair market value on the day of grant (or $5.10). The Plan was presented and approved by the stockholders at the Company's 1996 Annual Meeting of Stockholders. On June 25, 1996, each of the four eligible directors (including the Chairman) were granted stock options to purchase 50,000 shares of Common Stock at an exercise price of $4.28, the fair market value on the day of grant. At December 31, 1996, options for 500,000 shares, are outstanding under the plan, at exercise prices ranging from $4.28 to $5.10 per share. No shares were exercised during 1996.

    On August 3, 1995, the Company granted the President and CEO of the Company stock options to purchase 1,041,666 shares of common stock at an exercise price of $2.25 which became exercisable on August 3, 1996. At the date of grant, the exercise price of the stock of $2.25 exceeded the market price of $2.00.

    The Company instituted a stock option plan whereby directors and key employees of and/or consultants to the Company can receive incentive stock options and non-qualified stock options to purchase up to an aggregate of 600,000 shares of the Company's common stock. During 1995, the Company granted non-qualified options to acquire 193,824 shares of stock at the fair market value on the date of grant ($4.31), and incentive options to acquire 46,376 shares of stock at 110% of the fair market value on the date of grant ($4.74). The incentive and non-qualified options will expire in five and ten years, respectively, from the date of grant. No additional grants covered by this plan were awarded in 1996. At December 31, 1996 and 1995, options for 240,000 shares, respectively, are outstanding under the plan, at exercise prices ranging from $4.31 to $4.74 per share. No shares were exercised during 1996 and 1995.


    In December 1994, the Company granted to the Chairman of the Company warrants to purchase a total of 6,000,000 shares of common stock at exercise prices ranging from $7.50 to $12.50. The warrants are in 2,000,000 share increments and expire on August 3, 1998, 2000, and 2002. As of December 31, 1996 and 1995, none of the warrants has been exercised.

    In connection with its initial public offering, the Company issued warrants to purchase 400,000 shares of common stock to its Underwriters. The shares of common stock subject to the Underwriter's Warrants are identical to the shares sold to the public except for the purchase price and certain registration rights. The Underwriter's Warrants will be exercisable for a four-year period commencing one year from the date of the initial public offering at an exercise price of $3.00 per share. No shares were exercised during 1996.

    As of December 31, 1996 and 1995, the Company has one and two fixed options plans, respectively. Under the Stock Option Plan ("SOP"), the Company may grant incentive and non-qualified stock options to its directors and key employees of and/or consultants to the Company for up to an aggregate of 600,000 shares of the common stock. Under the Stock Option Plan for Non-Employee Directors ("SOPNED"), the Company may grant options to its non-employee directors for up to an aggregate of 1,000,000 shares of common stock. Under both plans, the exercise price of each option equals the fair market value of a share of the Company's Common Stock on the date of grant. The options issued under the SOP will expire five or ten years after the date of grant. The options issued under the SOPNED will become exercisable six months after the date of grant and will expire ten years after the date of grant. In addition, on the Effective Date, each of the three eligible directors (other than the Chairman) were granted stock options to purchase 100,000 shares of Common Stock at an exercise price equal to the fair market value on the day of grant.


    Activity under the Stock Option Plans during the years ended December 31, 1996 and 1995 is as follows:

                                        1996                          1995
                               ------------------------    --------------------------
                                              Weighted-                      Weighted-
                                              Average                       Average
                                              Exercise                      Exercise
Fixed Options                  Shares          Price           Shares        Price
-------------                  ------         ---------      ----------    -----------
Outstanding at beginning of
  year........................  1,281,866      $2.65            --               --
Granted.......................    500,000       4.77          1,281,866       $2.65
Exercised.....................         --         --            --               --
Cancelled.....................         --         --            --               --
                               ----------      --------       ----------     ---------

Outstanding at end of year....  1,781,866      $3.25           1,281,866      $2.65
                               ----------      --------       ----------     ---------
                               ----------      --------       ----------     ---------

Options exercisable at
  year-end....................  1,781,866                        217,012
                               ----------                     ----------
                               ----------                     ----------

Option price range
at end of year................ $2.25 to $5.10                $2.25 to $4.74
                               --------------                --------------
                               --------------                --------------


Weighted average fair value
  of options granted during
  year........................    $3.94                           $3.73
                               ----------                     ----------
                               ----------                     ----------

    The following table summarizes information about fixed options outstanding at December 31, 1996.


                                      Options Outstanding                  Options Exercisable
                         ----------------------------------------      -------------------------
                                          Weighted-
                                           Average      Weighted-                      Weighted
                            Number        Remaining     Average            Number      Average
Range of                  Outstanding    Contractual    Exercise          Exercisable  Exercise
Exercise Prices           at 12/31/96       Life        Price             at 12/31/96   Price
----------------          -----------    -----------    ---------        ------------  ---------
$2.25..................    1,041,666       8.5            $2.25            1,041,666      $2.25
$4.31 to $4.74.........      240,200       9.0             4.40              240,200       4.40
$4.28 to $5.10.........      500,000       9.5             4.77              500,000       4.77
                           ----------     -----          -------           ----------     -------
                           1,781,866       8.8            $3.25            1,781,866      $3.25
                           ----------     -----          -------           ----------     -------
                           ----------     -----          -------           ----------     -------


  The Company applies APB Opinion 25 and the related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for these fixed option plans. Had compensation cost for the Company's two option plans been determined consistent with FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below, based upon the following assumptions:

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumption used in grants for 1995 and 1996, respectively: dividend yield of 0% for both years; expected volatility of 54.2% for both years, risk-free interest rates of 5.57% and 5.92% for the SOP, 6.42% and 6.46% for the SOPNED and 6.69% for the President's Options; and the expected lives of 5 and 10 years for the SOP and 10 years for the SOPNED and the President's Options.


     YEAR                                                                    1996          1995
                                                                         -------------  ----------

     Net income (loss):
       As reported.......................................................  $1,405,462    $   891,703
       Pro forma.........................................................  $  106,199    $(2,269,103)

     Primary earnings (loss) per share:
       As reported.......................................................        $0.09      $ 0.08
       Pro forma.........................................................        $0.01      $(0.20)

     Fully diluted earnings (loss) per share:
       As reported.......................................................        $0.08      $0.08
       Proforma..........................................................        $0.01     $(0.20)


10. INCOME TAXES:

    A reconciliation of the enacted tax rate to the effective rate reflected in the financial statements is as follows for the years ended December 31, 1996 and 1995:

                                                        1996       1995
                                                      ---------  ---------
     Statutory rate...................................  34.0%      34.0%
     Tax-free interest income.........................  (3.4%)     (4.3%)
     Effective state rate (net of Federal benefit)....   1.5%       1.7%
     Other, net.......................................   0.7%       3.3%
                                                       ---------  ---------
     Effective rate in financial statements...........  32.8%      34.7%
                                                       ---------  ---------
                                                       ---------  ---------

There are no material differences between financial and income tax reporting which would give rise to deferred income taxes at December 31, 1996 and 1995.

11. PREFERRED STOCK:

    The Company has authorized the issuance of 1,000,000 shares of preferred stock with the rights, preferences, limitations and redemption of the preferred stock determined upon any issuances.

12. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS:

    The Company derives a majority of its revenue from companies owned, controlled by, or affiliated with the Chairman and principal stockholder of the Company which subjects accounts receivable and revenue to concentrations of credit risk. At times, cash balances may exceed FDIC limits. Also, the Company invests in cash equivalents that are collateralized by letters of credit issued by PNC Bank, N.A. At December 31, 1996 and 1995, cash equivalents of $895,000 and $6,065,000 were collateralized by such letters.

13. PUBLIC OFFERING:

    On August 3, 1995, the Company's registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission. The Company issued 4,000,000 shares of common stock to the) public at $2.00 per share. The Company realized approximately $6,500,000 in net proceeds from the offering.

    On August 21, 1995, the Underwriters exercised their option to purchase 600,000 additional shares of common stock for the purpose of covering over-allotments. The Company realized approximately $1,050,000 in net proceeds from the sale of these additional shares.

14. RELATED PARTY TRANSACTIONS:

    The Company was a party to a contract to receive management and consulting services with Medical Business Systems, Inc. ("MBS"). MBS is owned by the President, CEO and Director of the Company. The contract provided for a fixed fee of $12,500 per month. The Company incurred $62,500 in charges for the year ended December 31, 1995 with MBS. Effective June 1, 1995, the President, CEO and Director of the Company became employed by the Company pursuant to an employment agreement.

    Effective October 1, 1994, the Company executed contracts to provide billing, accounts receivable and collection services with numerous entities that are owned, controlled by, or affiliated with the Chairman and principal stockholder of the Company. The Company receives a percentage of patient net revenues of the clients as compensation for its services. To date the majority of the Company's revenues are from related parties. The contracts are scheduled to expire as of September 30, 1997. Management of the Company is presently negotiating their renewal. At this time it is management's expectation to have them renewed, but no assurances can be made at this time.

    The contracts entered into by the Company as of October 1, 1994 with certain entities were amended as of January 1, 1995 to provide for a reduced percentage of revenue to be earned by the Company. Other contracts were amended to include an expanded level of services at the current fee structure agreed upon at their inception. At December 31, 1996 and 1995 $362,200 and $1,836,854, respectively, in accounts receivable-billed are from entities owned, controlled by, or affiliated with the Chairman and principal stockholder of the Company.

    During 1995, the Company was reimbursed $55,000 for services rendered by the Chief Financial Officer to companies owned, controlled by, or affiliated with the Chairman and principal stockholder of the Company. No such monies were received in 1996.

15. BUSINESS ACQUISITION:

    In June 1995, the Company acquired the cash, accounts receivable and client contracts of a billing and collection company that provides services to medical service providers. The total consideration paid for the aforementioned assets was $1,050,000 in cash plus 500,000 shares of the Company's common stock based on a value of $2.00 per share. An additional 5,000 shares in lieu of interest were issued on October 1, 1995 in connection with this transaction.

    The terms of the transaction allow for an adjustment in the purchase price based upon the monthly average of the actual client fees collected during specified periods. The transaction was accounted for by the purchase method of accounting.

    Subsequent to the asset acquisition by the Company, the Chairman and principal stockholder of the Company acquired the stock of the billing and collection company for $1.00. The fair market value of the billing and collection company was negligible at that time.

    The pro forma unaudited results of operations for the twelve months ended December 31, 1995, assuming the consummation of the purchase described above, as of January 1, 1995, are as follows:

                                                         1995
                                                     ------------
     Revenues.......................................  $6,703,973
     Net income.....................................   1,008,438
     Net income per share...........................       $0.09

16. CONTRACT ACQUISITIONS:

    On August 1, 1996, the Company acquired seven contracts from Rapier Investments Ltd. ("Rapier") to provide billing, collection and accounts receivable management services to medical service providers in Massachusetts and New Hampshire. The total consideration paid was $945,000, consisting of $750,000 in cash and 42,740 shares of common stock based on a value of $4.56 per share. In accordance with the purchase agreement, the Company placed these share into escrow. Fewer shares will ultimately be released if certain revenue levels are not maintained.

    On April 1, 1996, the Company acquired the accounts receivable and client contracts from National Medical Services, Inc. The client contracts related to this acquisition provide billing and collection services to approximately 19 medical service providers in the Las Vegas, Nevada area. The total consideration paid for this acquisition was $550,000, consisting of $250,000 in cash and 60,000 shares of common stock valued at $5.00 per share. In accordance with the purchase agreement, the Company placed these shares into escrow. Fewer shares will ultimately be released if certain revenue levels are not maintained.

    On February 13, 1996, the Company acquired the accounts receivable and client contracts from Doctors Medical Billing Services, A limited Liability Corporation. The client contracts related to this acquisition provide billing and collection services to approximately 25 medical service providers in Las Vegas, Nevada area. The total consideration paid was $1,800,000, consisting of $150,000 in cash and 388,236 shares of common stock based on a value of $4.25 per share. In accordance to the purchase agreement, the Company placed these shares into escrow. Fewer shares will ultimately be released from escrow if certain revenue levels are not maintained.

    On December 1, 1995, the Company acquired a billing contract between Rapier and University Emergency Medical Foundation, Inc. The total consideration paid was $750,000, consisting of $650,000 in cash and 27,118 shares of common stock, based on a value of $3.69 per share. In accordance with the purchase agreement, the Company placed these shares into escrow. Fewer shares will ultimately be released from escrow if certain revenue levels are not maintained. As the contract acquired was part of a larger group of contracts and was not accounted for separately, information regarding the pro forma results of operations for the twelve months ended December 31, 1995, assuming consummation of the purchase as of January 1, 1995 is not available.


17. LEGAL MATTERS:

    The Company is not presently involved in any material pending litigation or proceeding.


18. PENDING CONTRACT ACQUISITIONS:

    The Company is negotiating to purchase billing contracts of Medical
Service Providers in the Phoenix, Arizona area. As of December 31, 1996, the Company made a $150,000 working capital loan to the acquisition candidate. In addition, the Company has paid $490,00 in finders fees to First United. It is managements' belief that the acquisition will be consummated and the costs will be capitalized as acquisition costs during 1997. If the contracts are not acquired, the costs will be expensed in the appropriate period during 1997.

19. SUBSEQUENT EVENTS:

    On February 4, 1997, the Board of Directors of the Company authorized a two for one stock split and a corresponding increase in the number of authorized shares of the Company to 40,000,000 shares pursuant to Section
78.207 of the Nevada General Corporation Law (the "Stock Split"). The stockholders of record as of February 17, 1997 (the "Record Date") will receive one additional share of the Company's common stock for each share of common stock held of record as of the Record Date. The Stock Split was distributed on February 24, 1997 and all stock related data in the financial statements reflect the Stock Split for all periods presented.

    Effective February 1, 1997, the President, Chief Executive Officer and Director of the Company resigned from his offices and employment by mutual consent with the Company. The Employment Contract with the Company was terminated. The options granted to the former President and Chief Executive Officer under the Stock Option Plan on December 20, 1995 will remain exercisable until their respective expiration dates. The Company has retained MBS as a marketing and acquisition consultant for the time period from February 1, 1997 until May 31,

1998. The agreement provides for a $14,227 monthly payment. The former President and Chief Executive Officer of the Company is an officer of MBS. In addition, the Company is in the process of assigning its non-cancelable operating leases for the Massachusetts office to Rapier. Rapier owns and controls MBS, which the former President and Chief Executive Officer of the Company is an officer.

    On March 1, 1997, the Company acquired a contract to provide billing and collection services to an emergency medical group in Rhode Island. The total consideration paid was $164,998, consisting of $100,000 in cash and 14,444 shares of common stock, based on a value of $4.50 per share. In accordance with the purchase agreement, the Company placed these shares into escrow. Fewer shares will ultimately be released from escrow if certain revenue levels are not maintained. The Company has contracted with Rapier to provide billing, accounts receivable and collection services for this contract with of the Company. The contract provides for the Company to pay Rapier 70% of all revenues collected by the Company for the performance of such services. Rapier owns and controls MBS, which the former President and Chief Executive Officer of the Company is an officer.

    On March 1, 1997, the Company acquired a contract to provide billing and collection services to an emergency medical group in the Cleveland, Ohio area. The total consideration paid was $499,998, consisting of $300,000 in cash and 44,444 shares of common stock, based on a value of $4.50 per share. In accordance with the purchase agreement, the Company placed these shares into escrow. Fewer shares will ultimately be released from escrow if certain revenue levels are not maintained. The Company has contracted with MBS to provide billing, accounts receivable and collection services for this contract with of the Company. The contract provides for the Company to pay MBS 70% of all revenues collected by the Company for the performance of such services. The former President and Chief Executive Officer of the Company is an officer of MBS.

    Effective March 14, 1997, the Board of Directors appointed the Chairman and principal stockholder of the Company to serve as the President and Chief Executive Office of the Company, as well as the previous positions he currently maintains in the Company.

                                      SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             NATIONAL MEDICAL FINANCIAL SERVICES
                               CORPORATION


                             By: /s/ Douglas R. Colkitt, M.D.
                                 ------------------------------------
                                Douglas R. Colkitt, M.D., Chairman,
                                President and Chief Executive Officer


                                      SIGNATURES

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                       Title                                        Date
----------                       -----                                        ----


/s/ Douglas R. Colkitt, M.D.     Chairman, President and                      March 28, 1997
----------------------------     Chief Executive Officer
Douglas R. Colkitt, M.D.         (Principal Executive Officer)


/s/ Robert W. Horner, Jr.        Vice President, Chief Financial Officer,     March 28, 1997
----------------------------     Treasurer and Secretary (Principal
Robert W. Horner, Jr.            Financial and Accounting Officer)


/s/ Jude J. Spak                 Director                                     March 28, 1997
----------------------------
Jude J. Spak


/s/ Richard L. Flickinger        Director                                     March 28, 1997
----------------------------
Richard L. Flickinger


/s/ Robert M. Colkitt            Director                                     March 28, 1997
----------------------------
Robert M. Colkitt