Form 10KSB40/A
period 1996-12-31
NATIONAL MEDICAL FINANCIAL SERVICES CORP
filed 1997-03-31
CIK 934548

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                       ________________________________________

                                     FORM 10-KSB/A

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
                                                              ----------

    State the aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such equity, as of March 27, 1997. $27,131,465
                -----------

    State the number of shares outstanding of each of the issuer's classes of equity stock, as of March 27, 1997. 15,015,316
                                     ----------

                         DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the following documents are incorporated herein by reference:

    Part III - The registrant's definitive Proxy Statement for its Annual Meeting of Stockholders, to be filed not later than 120 days after the close of the fiscal year.

    Transitional Small Business Disclosure Format:  Yes       No   X
                                                        -----    -----
                                 PORTIONS AMENDED

    The Cover Page of the Company's Annual Report on Form 10-KSB is amended to state the aggregate market value of the voting stock held by non-affiliates of the registrant as $27,131,465 and to state the number of shares outstanding of each of the issuers' classes of equity stock as 15,015,316.

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
