Form 10KSB40/A
period 1996-12-31
NATIONAL MEDICAL FINANCIAL SERVICES CORP
filed 1997-04-15
CIK 934548

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

                                     -----------

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

    The Company currently provides, through subcontractors, services to over 110 Medical Service Providers specializing in providing out-patient radiation oncology and medical oncology services, as well as nursing homes, emergency room and out-patient surgery centers located throughout the United States.
A substantial portion of these Medical Service Providers are owned by, controlled by, or affiliated with the Chairman. The Company intends to continue to expand its client base to include unaffiliated entities. In pursuing this goal, the Company expects to draw upon the healthcare and acquisition experience of its management and outside consultants to identify and develop new business opportunities, including the expansion of its client base through the acquisition of client contracts from other businesses that provide services similar to those marketed by the Company.

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


Important Factors Regarding Forward Looking Statements

    Some of the information presented in this report constitutes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results of the Company's marketing and acquisition activities and its results of operations will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, among others, uncertainty of whether the Company's marketing activities will result in an expansion of its client base or lead to additional acquisitions of contracts and entities, uncertainties related to the demand for the services provided by the Company, uncertainties related to state and federal governmental regulation of the Company's business, and the uncertainty of whether the combination of operating cash flows, the proceeds of the Company's initial public offering and repayment of the note receivable will be sufficient to fund its growth and operations over the next twelve months. Specific reference is made to the risks and uncertainties described in the Company's Registration Statement on Form S-3, Registration No. 333-11381, the Company's Registration Statement on Form SB-2, Registration No. 333-00804, and the Company's Registration Statement on Form SB-2, Registration No. 33-87266-LA.

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

    Total revenues for the years ended December 31, 1995 and 1994 were $5,956,029 and $2,330,757, respectively, an increase of approximately 155.5%. Substantially all of the revenues were derived from the Company's contracts with Medical Service Providers owned by, controlled by, or affiliated with the Chairman. Effective January 1, 1995, the Company began providing accounting services to these Medical Service Providers pursuant to amendments to the existing contracts with these Medical Service Providers. Russell Data provides accounting services to the Company in exchange for 70 percent of net revenues to be received by the Company for services billed by Russell Data. Additionally, the billing and collection contracts with the Medical Service Providers were modified to a substantially lower percentage of revenues to be earned by the Company. On June 30, 1995 and December 1, 1995, the Company acquired the assets of Asterino and a billing contract of Rapier, respectively. The acquisitions were recorded using the purchase method of accounting. The effects of the acquisitions were to record the Asterino-related revenues starting July 1, 1995 and the Rapier-related revenues starting December 1, 1995. Revenues earned for the year ended December 31, 1995 were $5,068,243, or 85.1% of revenues, for billing and collections services, $641,417, or 10.8% of revenues, for accounting services, and $246,369, or 4.1% of revenues, for late charges. Revenues earned for the year ended December 31, 1994 were exclusively for billing and collections services.

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


     YEAR                                                                    1996          1995
                                                                         -------------  ----------

     Net income (loss):
       As reported.......................................................  $1,405,462    $   891,703
       Pro forma.........................................................  $  106,199    $(2,269,103)

     Primary earnings (loss) per share:
       As reported.......................................................        $0.09      $ 0.08
       Pro forma.........................................................        $0.01      $(0.20)

     Fully diluted earnings (loss) per share:
       As reported.......................................................        $0.09     $0.08
       Proforma..........................................................        $0.01     $(0.20)


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

14. RELATED PARTY TRANSACTIONS:

    The Company was a party to a contract to receive management and consulting services with Medical Business Systems, Inc. ("MBS"). MBS was owned by the President, CEO and Director of the Company. The contract provided for a fixed fee of $12,500 per month. The Company incurred $62,500 in charges for the year ended December 31, 1995 with MBS. Effective June 1, 1995, the President, CEO and Director of the Company became employed by the Company pursuant to an employment agreement.

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

Signatures                       Title                                        Date
----------                       -----                                        ----


/s/ Douglas R. Colkitt, M.D.     Chairman, President and                      April 15, 1997
----------------------------     Chief Executive Officer
Douglas R. Colkitt, M.D.         (Principal Executive Officer)


/s/ Robert W. Horner, Jr.        Vice President, Chief Financial Officer,     April 15, 1997
----------------------------     Treasurer and Secretary (Principal
Robert W. Horner, Jr.            Financial and Accounting Officer)


/s/ Jude J. Spak                 Director                                     April 15, 1997
----------------------------
Jude J. Spak


/s/ Richard L. Flickinger        Director                                     April 15, 1997
----------------------------
Richard L. Flickinger


/s/ Robert M. Colkitt            Director                                     April 15, 1997
----------------------------
Robert M. Colkitt

