Form 10QSB
period 1997-03-31
NATIONAL MEDICAL FINANCIAL SERVICES CORP
filed 1997-05-14
CIK 934548

384795.001(B&F)


                    UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                         ________________________________________

                                  FORM 10-QSB

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  for the quarterly period ended March 31, 1997


                                       or

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              for the period from ___________________  to ________________

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

    Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No /_/.

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, par value $.01 per share, 15,015,316 shares outstanding as of May 9, 1997.

                  NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION

                                  BALANCE SHEETS


                                                                        March 31,    December 31,
                                                                          1997           1996
                                                                     -------------  -------------
                                                                       (unaudited)

             ASSETS
Current assets:
    Cash and cash equivalents......................................  $   2,401,732  $   2,882,035
    Accounts receivable............................................      3,301,814      2,339,093
    Notes and interest receivable--related party...................      2,393,062      3,428,244
    Other assets and prepaid expenses..............................        185,767        301,738
                                                                     -------------  -------------
        Total current assets.......................................      8,282,375      8,951,110
                                                                     -------------  -------------
Property and equipment, net....................................              --            19,118
Intangible assets, net.........................................          6,342,686      5,780,397
Deferred costs and other assets................................            849,299        800,450
                                                                     -------------  -------------
        Total assets...............................................  $  15,474,360  $  15,551,075
                                                                     -------------  -------------
                                                                     -------------  -------------
          LIABILITIES
Current liabilities:
  Accrued subcontract fees.......................................    $     513,897  $   1,074,100
  Accounts payable and accrued expenses..........................            1,979        137,880
  Short term debt................................................           60,457         77,033
                                                                     -------------  -------------
        Total current liabilities................................          576,333      1,289,013
                                                                     -------------  -------------
Commitments and contingent liabilities                                          --             --

          STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized,
  none outstanding                                                              --             --
Common stock, $.01 par value, 40,000,000 shares authorized,
  15,015,316 and 14,956,428 shares issued and outstanding......            150,154        149,564
Paid-in capital................................................         11,776,544     11,512,138
Retained earnings..............................................          2,971,329      2,600,360
                                                                     -------------  -------------
        Total stockholders' equity.............................         14,898,027     14,262,062
                                                                     -------------  -------------
        Total liabilities and stockholders' equity.............      $  15,474,360  $  15,551,075
                                                                     -------------  -------------
                                                                     -------------  -------------

                        See accompanying notes to financial statements.

                     NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION

                                   INCOME STATEMENTS

               For the Three Month Periods Ended March 31, 1997 and 1996

                                                                        1997          1996
                                                                        ----          ----
                                                                     (unaudited)   (unaudited)

Revenues..........................................................  $  2,382,790  $  2,134,761
Subcontract expense...............................................     1,654,234     1,379,950
                                                                    ------------  ------------
     Operating income.............................................       728,556       754,811

Selling, general and administrative expense.......................       265,735       104,332
Interest expense (income).........................................       (89,148)      (51,914)
                                                                    ------------  ------------
Income before income taxes........................................       551,969       702,393
                                                                    ------------  ------------
Provision for income taxes:
  Current.........................................................       181,000       266,300
  Deferred........................................................            --         5,422
                                                                    ------------  ------------
                                                                         181,000       271,722
                                                                    ------------  ------------
     Net income...................................................  $    370,969  $    430,671
                                                                    ------------  ------------
                                                                    ------------  ------------
Primary net income per share......................................  $       0.02  $       0.03
                                                                    ------------  ------------
                                                                    ------------  ------------
Weighted average number of shares outstanding used in primary
  calculation.....................................................    15,554,891    15,443,306
                                                                    ------------  ------------
                                                                    ------------  ------------
Fully diluted net income per share................................  $       0.02  $       0.03
                                                                    ------------  ------------
                                                                    ------------  ------------
Weighted average number of shares outstanding used in fully
  diluted calculation.............................................    15,554,891    15,611,862
                                                                    ------------  ------------
                                                                    ------------  ------------

                    See accompanying notes to financial statements.

                NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION

                           STATEMENTS OF CASH FLOWS

           For the Three Month Periods Ended March 31, 1997 and 1996

                                                                         1997         1996
                                                                         ----         ----
                                                                      (unaudited)  (unaudited)

Cash flow from operating activities:
  Net income........................................................  $   370,969     $430,671
  Adjustments to reconcile net income to cash provided by operating activities:
   Depreciation and amortization expense.............................      112,893       59,223
   Insurance in lieu of cash.........................................       66,743           --
   Changes in assets and liabilities:
     (Increase) decrease in receivables..............................     (962,721)    (586,768)
     (Increase) decrease in other assets.............................      127,228      (14,829)
     Increase (decrease) in accounts payable and accrued expenses....     (696,104)      10,902
     Increase in income taxes payable................................           --       59,222
                                                                      -----------  -----------
   Net cash used operations..........................................     (980,992)     (41,579)
                                                                      -----------  -----------


Cash flow from investing activities:
  Receivables acquired in acquisitions..............................           --     (271,664)
  Origination of notes receivable...................................      (69,205)          --
  Principal collections of notes receivable.........................    1,104,387           --
  Deferred costs-contract acquisitions..............................      (59,728)      13,667
  Purchase of property and equipment................................       18,373       (5,797)
  Client lists......................................................     (409,441)      56,749
  Other assets......................................................       10,879           --
                                                                      -----------  -----------
  Net cash provided by (used in) investing activities...............      595,265     (207,045)
                                                                      -----------  -----------


Cash flow from financing activities:
  Initial public offering costs.....................................           --       (7,370)
  Payments of short term debt.......................................      (94,576)          --
                                                                      -----------  -----------
    Net cash used in financing activities...........................      (94,576)      (7,370)
                                                                      -----------  -----------
    Net decrease in cash............................................     ($480,303)   ($255,994)

                  See accompanying notes to financial statements.

                     NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION

                                STATEMENTS OF CASH FLOWS

           For the Three Month Periods Ended March 31, 1997 and 1996

                                                                        1997           1996
                                                                        ----           ----
                                                                    (unaudited)    (unaudited)

      Net decrease in cash........................................     ($480,303)     ($255,994)

Cash balance, beginning balance...................................     2,882,035      6,580,223
                                                                    ------------   ------------
Cash balance, ending balance......................................    $2,401,732     $6,324,229
                                                                    ------------   ------------
                                                                    ------------   ------------

Supplemental data:
  Cash paid for income taxes......................................       $25,000       $212,500
                                                                    ------------   ------------
                                                                    ------------   ------------

  Cash paid for interest..........................................        $1,500   $         --
                                                                    ------------   ------------
                                                                    ------------   ------------

  Non-cash items:
      Stock issued for contract acquisitions......................      $264,996     $2,150,000
                                                                    ------------   ------------
                                                                    ------------   ------------
      Short term debt issued in lieu of insurance.................       $78,000   $         --
                                                                    ------------   ------------
                                                                    ------------   ------------



                 See accompanying notes to financial statements.

                 NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION

                        NOTES TO THE FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

    The accompanying unaudited statements of National Medical Financial Services Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 1997.

2. ACCOUNTS RECEIVABLE:

    Accounts receivables consisted of the following at March 31, 1997 and December 31, 1996:

                                                                           MARCH 31,     DECEMBER 31,
                                                                             1997           1996
                                                                             ----           ----

      Accounts receivable--billed......................................  $  2,701,601  $  1,740,908
      Accounts receivable--unbilled....................................       592,886       592,886
      Miscellaneous receivable.........................................         7,327         5,299
                                                                         ------------  ------------
      Total............................................................  $  3,301,814  $  2,339,093
                                                                         ------------  ------------
                                                                         ------------  ------------

3. NOTES RECEIVABLE:

    On May 1, 1996, the Company entered into a transaction with First United Equities Corporation ("First United"), a broker-dealer registered with the Securities and Exchange Commission. First United is the principal market maker in the Company's Common Stock. Pursuant to the transaction, the Company loaned $5,200,000 through a series of advances evidenced by a promissory note bearing interest at 10%. Such note was due and payable on demand with seven days notice. The note was collateralized by the guarantees of the principals of First United. On May 29, 1996, First United repaid $2,000,000 to the Company. Effective October 1, 1996, the remaining balance on the note and accrued interest was satisfied through the establishment of an unsecured note due from Russell Data Services, Inc., a Nevada corporation ("Russell Data"), which is owned by the Company's Chairman and principal stockholder (the "Chairman"), in the amount of $3,344,174. The note bears interest at 10% and establishes a payment schedule of $1,000,000 each at January 15, April 15 and July 15, 1997 plus accrued interest thereon with the remaining balance and interest thereon due on September 15, 1997. On February 10, 1997, the Company received $1,104,786 in principal and accrued interest from Russell Data in accordance with the payment schedule. The April 15 payment has not yet been paid.

                 NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION

                      NOTES TO THE FINANCIAL STATEMENTS

4. CONTRACT ACQUISITIONS:

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

5. INTANGIBLE ASSETS:

                                                      MARCH 31,    DECEMBER 31,
                                                        1997          1996
                                                        ----          ----

    Client lists.................................  $  6,132,346  $ 5,457,911
    Software license.............................       700,000      700,000
                                                   ------------  -----------
                                                      6,832,346    6,157,911
    Less accumulated amortization................      (489,660)    (377,514)
                                                   ------------  -----------
                                                   $  6,342,686  $ 5,780,397
                                                   ------------  -----------
                                                   ------------  -----------

6. PENDING CONTRACT ACQUISITIONS:

    The Company is negotiating to purchase billing contracts of medical service providers in the Phoenix, Arizona area. As of March 31, 1997, the Company made a $150,000 working capital loan to the acquisition candidate. In addition, the Company has paid $490,000 in finders' fees to First United. It is managements' belief that the acquisition will be consummated and the costs will be capitalized as acquisition costs during 1997. If the contracts are not acquired, the costs will be expensed in the appropriate period during 1997.

7. COMMON STOCK:

    On February 4, 1997, the Board of Directors of the Company authorized a two for one stock split and a corresponding increase in the number of authorized shares of the Company to 40,000,000 shares pursuant to Section
78.207 of the Nevada General Corporation Law (the "Stock Split"). The stockholders of record as of February 17, 1997 (the "Record Date") received one additional share of the Company's common stock for each share of common stock held of record as of the Record Date. The Stock Split was distributed on February 24, 1997 and all stock related data in the financial statements reflects the Stock Split for all periods presented.

              NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION

                      NOTES TO THE FINANCIAL STATEMENTS

8. PROSPECTIVE ACCOUNTING CHANGES:

    In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share." This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This Statement is effective for financial statements issued for periods ending after December 15, 1997, and earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 128 will have on its financial statements.

9. OTHER MATTERS:

    Effective February 1, 1997, Alan H.L. Carr-Locke, the President, Chief Executive Officer and Director of the Company, resigned from his offices and employment by mutual consent with the Company. Mr. Carr-Locke's employment contract with the Company was terminated. Stock options granted to the Mr. Carr-Locke under the Stock Option Plan on December 20, 1995 will remain exercisable until their respective expiration dates. The Company has retained Medical Business Systems, Inc. ("MBS") as a marketing and acquisition consultant for the time period from February 1, 1997 until May 31, 1998. The agreement provides for a $14,227 monthly payment. Mr. Carr-Locke is an officer of MBS. In addition, the Company is in the process of assigning its non-cancelable operating leases for the Massachusetts office to a company which owns and controls MBS.

    Effective March 14, 1997, the Board of Directors appointed the Chairman to serve as the President and Chief Executive Officer of the Company.

    The contracts to provide billing, collection and accounts receivable management services, as well as certain accounting services, to medical service providers which are owned by, controlled by, or affiliated with the Chairman are scheduled to expire in September 1997. The Company is in the process of negotiating with these medical service providers terms under which the Company will continue to provide services to these entities. There can be no assurances that the Company will reach agreements with these entities or that such agreements, if reached, will be on terms as favorable to the Company as the existing contracts. Failure to successfully renegotiate these contracts could have a material adverse effect on the Company's results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the attached financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1996.

IMPORTANT FACTORS REGARDING FORWARD LOOKING STATEMENTS

    Some of the information presented in this report constitutes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results of operations or the result of the Company's marketing and acquisition activities and will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, among others, uncertainty of whether the Company's marketing activities will result in an expansion of its client base or lead to additional acquisitions of contracts and entities, uncertainties related to state and federal governmental regulation of the Company's business, uncertainties related to the demand for the services provided by the Company, uncertainties related to the renewal of the client contracts of medical service providers owned by, controlled by or affiliated with the Company's Chairman, and the uncertainty of whether the combination of operating cash flows, the proceeds of the Company's initial public offering and repayment of the note receivable will be sufficient to fund its growth and operations over the next twelve months. Specific reference is made to risks and uncertainties described in the Company's Registration Statement on Form S-3, Registration No. 333-11381 and the Company's Registration Statement on Form SB-2, Registration No. 333-00804.


Results of Operations


Quarters Ended March 31, 1997 and March 31, 1996

    Total revenues for the quarters ended March 31, 1997 and 1996 were $2,382,790 and $2,134,761, respectively, an increase of approximately 11.6%. Approximately 47.1% of the 1997 revenues, as compared to 53.1% of the 1996 revenues, were derived from the Company's contracts with medical service providers owned by, controlled by, or affiliated with the Chairman. The acquisitions made by the Company during the first, second and third quarters of 1996 are the primary reasons for the increased revenues. Revenues earned for the quarter ended March 31, 1997 consisted of $2,224,254, or 93.4% of revenues, for billing and collection services, $138,938, or 5.8% of revenues, for accounting services, and $19,598, or 0.8% of revenues, for late charges and consulting services. Revenues earned for the quarter ended March 31, 1996 consisted of $1,828,020, or 85.6% of revenues, for billing and collection services, and $138,022, or 6.5% of revenues, for accounting services, and $168,719, or 7.9% of revenues, for late charges and consulting services. The percentage of revenues attributable to billing and collection services as compared to accounting services has increased as the Company has acquired additional contracts which provide only for billing and collection services.

    During the quarters ended March 31, 1997 and 1996, the Company incurred subcontract expenses in the amount of $1,654,234 and $1,379,950, respectively, for services rendered. Substantially all of these costs for both periods incurred were to Russell Data. The Company reported operating income of $728,556, income before taxes of $551,969, net income of

$370,969, and primary earnings per share of $0.02 for the quarter ended March 31, 1997. The Company reported operating income of $754,811, income before taxes of $702,393, net income of $430,671 and primary earnings per share of $0.03 for the quarter ended March 31, 1996. The reasons for the decreases in operating income, income before taxes and net income for the quarter ended March 31,1997 as compared to the same period of 1996, were due to a reduction in late fees and consulting income, which had no corresponding subcontract expenses, and an increase in selling, general and administrative expenses, particularly, amortization of client lists and insurance expense.

    The Company incurred selling, general and administrative expenses of $265,735 and $104,332 for the quarters ended March 31, 1997 an 1996, respectively. The expenses for 1997 consisted primarily of amortization related to acquisition costs of client contracts and salaries and related benefits and insurance expense, while the expenses for 1996 consisted primarily of amortization related to acquisition costs of client contracts and salaries and related employee benefits and professional fees.

    The Company's effective tax rate was 32.8% and 38.2% for the quarters ended March 31, 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 1997 and 1996, the Company had cash and cash equivalents of $2,401,732 and $6,324,229, respectively. The balance at March 31, 1996 primarily consisted of proceeds from the Company's initial public offering.

    The Company realized net income from operations of $370,969 and $470,671 for the three months ended March 31, 1997 and 1996, respectively. During the three month periods ended March 31, 1997 and 1996, the Company used cash in operations of $980,992 and $41,579, respectively. The Company had net cash provided from (used in) investing activities of $595,265 and ($207,045) for the three months ended March 31, 1997 and 1996, respectively. The Company used net cash in financing activities of $94,576 and $7,370 for the three months ended March 31, 1997 and 1996, respectively.

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

    On August 1, 1996, the Company acquired from Rapier Investments, Ltd. seven additional contracts to provide billing, collection and accounts receivable management services to medical service providers in Massachusetts and New Hampshire. The total consideration paid was $945,000, consisting of $750,000 in cash and 42,740 shares of Common Stock, based on a value of $4.56 per share. In accordance with the purchase agreement, the Company placed these shares into escrow. Fewer shares will ultimately be released if certain revenue levels are not maintained.

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

    On May 1, 1996, the Company entered into a transaction with First United, a broker-dealer registered with the Securities and Exchange Commission. First United is the principal market maker in the Company's common stock. Pursuant to the transaction, the Company loaned $5,200,000 in a series of advances evidenced by a promissory note bearing interest at 10%. Such note was due and payable on demand with seven days notice. The note was collateralized by the guarantees of the principals of First United. On May 29, 1996, First United repaid $2,000,000 to the Company. Effective October 1, 1996, the remaining balance on the note and accrued interest was satisfied through the establishment of an unsecured note due from Russell Data in the amount of $3,344,174. The note bears interest at 10% and establishes a payment schedule which will result in the balance being paid in full by September 15, 1997. On February 10, 1996, the Company received $1,104,786 of principal and accrued interest from Russell Data representing the first in the series of scheduled payments. The April 15 payment has not yet been made.


    As of March 31, 1997, certain medical service providers which are owned by, controlled by, or affiliated with the Chairman, owed the Company approximately $1.2 million in fees for services. Since December 31, 1996, an additional $1,113,000 has been billed to these entities, and the Company has received approximately $486,000 related to the amounts. As of March 31, 1997, approximately $1,042,000 has been prepaid to Russell Data.

    The contracts to provide billing, collection and accounts receivable management services, as well as certain accounting services, to medical service providers which are owned by, controlled by, or affiliated with the Chairman are scheduled to expire in September 1997. The Company is in the process of negotiating with these medical service providers terms under which the Company will continue to provide to these entities. There can be no assurances that the Company will reach agreements with these entities or that such agreements, if reached, will be on terms as favorable to the Company as the existing contracts. Failure to successfully renegotiate these contracts could have a material adverse effect on the Company's results of operations.

    The Company's principal sources of liquidity are anticipated to be cash flows from operations, repayment of notes and the remaining proceeds from its initial public offering. The Company expects to fund future acquisitions of contracts and future acquisitions of businesses by a combination of funds available through the cash from operations, proceeds from the initial public offering, repayment of the note receivable and issuance of Common Stock and promissory notes. A similar funding strategy is anticipated to be used in its future business growth. The Company anticipates that cash flow from operations, the proceeds of the initial public offering and repayment of the note receivable will be adequate to fund its operations for the next twelve months, although there can be no assurance to that effect.

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

                           PART II--OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

        (No response required)

ITEM 2: CHANGES IN SECURITIES

    On February 4, 1997, the Board of Directors of the Company authorized a two for one stock split and a corresponding increase in the number of authorized shares of the Company to 40,000,000 shares pursuant to Section
78.207 of the Nevada General Corporation Law (the "Stock Split"). The stockholders of record as of February 17, 1997 (the "Record Date") received one additional share of the Company's common stock for each share of common stock held of record as of the Record Date.

    On March 1, 1997, in connection with the acquisitions of two client contracts, the Company issued 58,888 shares of Common Stock to the former owners of the client contracts at a price of $4.50 per share. These issuances were pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

        (No response required)

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (No response required)

ITEM 5: OTHER INFORMATION

    Effective February 1, 1997, Alan H.L. Carr-Locke, the President, Chief Executive Officer and Director of the Company, resigned from his offices and employment by mutual consent with the Company. Mr. Carr-Locke's employment contract with the Company was terminated. Stock options granted to the Mr. Carr-Locke under the Stock Option Plan on December 20, 1995 will remain exercisable until their respective expiration dates. The Company has retained Medical Business Systems, Inc. ("MBS") as a marketing and acquisition consultant for the time period from February 1, 1997 until May 31, 1998. The agreement provides for a $14,227 monthly payment. Mr. Carr-Locke is an officer of MBS. In addition, the Company is in the process of assigning its non-cancelable operating leases for the Massachusetts office to a company which owns and controls MBS.

    Effective March 14, 1997, the Board of Directors appointed the Chairman to serve as the President and Chief Executive Officer of the Company.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

       a.      Exhibits

               10.1 Acquisition Consulting Contract dated December 1, 1996 between the Company and the Bradford
                          Group, Inc.*

               11.1 Statement Regarding Computation of Per Share Earnings (Three Months).*

               27.1       Financial Data Schedule.*

               *          Filed herewith.

       b.      Forms 8-K

               1. No reports on Form 8-K were filed during the quarter for which this report is filed.

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION
                               ________________________________________________
                                              (Registrant)



                               By: /s/ Robert W. Horner, Jr.
                                  _________________________________________
                                   Robert W. Horner, Jr., Vice President,
                                    Chief Financial Officer, Secretary
                                     and Treasurer


                                   Signing on behalf of the Registrant
                                   and as Principal Accounting Officer


Date: May 14, 1997