Form 10QSB
period 1997-06-30
NATIONAL MEDICAL FINANCIAL SERVICES CORP
filed 1997-08-14
CIK 934548

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                             -------------------

                                  FORM 10-QSB


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                for the quarterly period ended June 30, 1997

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           for the period from                  to
                               ----------------    ----------------

                        Commission file number 0-25344
                            ----------------------

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


    Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.   Yes  X   No    .
               ----   ----

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, par value $.01 per share, 15,015,316 shares outstanding as of July 31, 1997.

                NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION

                                 BALANCE SHEETS

                                                                                        JUNE 30,        DECEMBER 31,
                                                                                         1997              1996
                                                                                     -------------     -------------
                                                                                       (UNAUDITED)
         ASSETS
Current assets:
  Cash and cash equivalents........................................................  $   1,631,568     $   2,882,035
  Accounts receivable..............................................................      4,291,901         2,339,093
  Notes and interest receivable--related party.....................................      2,706,105         3,428,244
  Other assets and prepaid expenses................................................        148,240           301,738
                                                                                     -------------     -------------
     Total current assets........................................................        8,777,814         8,951,110
                                                                                     -------------     -------------
Property and equipment, net......................................................               --            19,118
Intangible assets, net...........................................................        6,223,271         5,780,397
Deferred costs and other assets..................................................          924,980           800,450
                                                                                     -------------     -------------
     Total assets                                                                    $  15,926,065     $  15,551,075
                                                                                     -------------     -------------
                                                                                     -------------     -------------
         LIABILITIES
Current liabilities:
  Accrued subcontract fees.........................................................  $     640,484     $   1,074,100
  Accounts payable and accrued expenses............................................         71,296           137,880
  Short term debt..................................................................             --            77,033
                                                                                     -------------     -------------
     Total current liabilities.....................................................        711,780         1,289,013
                                                                                     -------------     -------------

Commitments and contingent liabilities.............................................             --                --

         STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 1,000,000 shares
  authorized, none outstanding.....................................................             --                --
Common stock, $.01 par value, 40,000,000 shares
 authorized, 15,015,316 and 14,956,428 shares
   issued and outstanding..........................................................        150,154           149,564
Paid-in capital....................................................................     11,776,544        11,512,138
Retained earnings..................................................................      3,287,587         2,600,360
                                                                                     -------------     -------------
     Total stockholders' equity....................................................     15,214,285        14,262,062
                                                                                     -------------     -------------
     Total liabilities and stockholders' equity....................................  $  15,911,065     $  15,551,075
                                                                                     -------------     -------------
                                                                                     -------------     -------------

                See accompanying notes to financial statements.

                NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION

                               INCOME STATEMENTS

            For the Three Month Periods Ended June 30, 1997 and 1996

                                                                                            1997             1996
                                                                                        ------------     ------------
                                                                                        (UNAUDITED)      (UNAUDITED)
Revenues..............................................................................  $  2,370,733     $  2,273,872
Subcontract expense...................................................................     1,629,818        1,549,584
                                                                                        ------------     ------------
     Operating income.................................................................       740,915          724,288
Selling, general and administrative expense...........................................       232,584          183,667
Depreciation and amortization expense.................................................       119,615           75,930
Interest expense (income).............................................................       (82,342)         (89,053)
                                                                                        ------------     ------------
Income before income taxes............................................................       471,058          553,744
                                                                                        ------------     ------------
Provision for income taxes:
  Current.............................................................................       154,800          179,789
  Deferred............................................................................            --               --
                                                                                        ------------     ------------
                                                                                             154,800          179,789
                                                                                        ------------     ------------
     Net income.......................................................................  $    316,258     $    373,955
                                                                                        ------------     ------------
                                                                                        ------------     ------------
Primary net income per share..........................................................  $       0.02     $       0.02
                                                                                        ------------     ------------
                                                                                        ------------     ------------
Weighted average number of shares
  outstanding used in primary calculation.............................................    15,015,316       15,784,588
                                                                                        ------------     ------------
                                                                                        ------------     ------------
Fully diluted net income per share....................................................  $       0.02     $       0.02
                                                                                        ------------     ------------
                                                                                        ------------     ------------
Weighted average number of shares
  outstanding used in fully diluted calculation.......................................    15,184,890       15,784,588
                                                                                        ------------     ------------
                                                                                        ------------     ------------

                 See accompanying notes to financial statements.

                NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION

                               INCOME STATEMENTS

             For the Six Month Periods Ended June 30, 1997 and 1996

                                                                                            1997             1996
                                                                                        ------------     ------------
                                                                                        (UNAUDITED)      (UNAUDITED)
Revenues..............................................................................  $  4,753,523     $  4,408,633
Subcontract expense...................................................................     3,284,052        2,929,534
                                                                                        ------------     ------------
     Operating income.................................................................     1,469,471        1,479,099
Selling, general and administrative expense...........................................       385,426          228,776
Depreciation and amortization expense.................................................       232,508          135,153
Interest expense (income).............................................................      (171,490)        (140,967)
                                                                                        ------------      ------------
Income before income taxes............................................................     1,023,027        1,256,137
                                                                                        ------------     ------------
Provision for income taxes:
  Current.............................................................................       335,800          446,089
  Deferred............................................................................            --            5,422
                                                                                        ------------     ------------
                                                                                             335,800          451,511
                                                                                        ------------     ------------
     Net income.......................................................................  $    687,227     $    804,626
                                                                                        ------------     ------------
                                                                                        ------------     ------------
Primary net income per share..........................................................  $       0.04     $       0.05
                                                                                        ------------     ------------
                                                                                        ------------     ------------
Weighted average number of shares
  outstanding used in primary calculation.............................................    15,310,496       15,616,908
                                                                                        ------------     ------------
                                                                                        ------------     ------------
Fully diluted net income per share....................................................  $       0.04     $       0.05
                                                                                        ------------     ------------
                                                                                        ------------     ------------
Weighted average number of shares
  outstanding used in fully diluted calculation.......................................    15,310,496       15,616,908
                                                                                        ------------     ------------
                                                                                        ------------     ------------

                See accompanying notes to financial statements.

                NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION

                            STATEMENTS OF CASH FLOWS

             For the Six Month Periods Ended June 30, 1997 and 1996

                                                                                          1997              1996
                                                                                      -------------     -------------
                                                                                       (UNAUDITED)       (UNAUDITED)
Cash flow from operating activities:
   Net income.......................................................................  $     687,227     $     804,626
   Adjustments to reconcile net income to cash
      provided by (used in) operating activities:
      Depreciation and amortization expense.........................................        232,508           135,153
      Insurance in lieu of cash.....................................................        146,513                --
      Changes in assets and liabilities:
        (Increase) decrease in receivables..........................................     (1,356,151)       (1,115,402)
        (Increase) decrease in other assets.........................................         84,985           (39,110)
        Increase (decrease) in accounts payable
          and accrued expenses......................................................       (500,200)          415,758
        Increase in income taxes payable............................................             --           (73,888)
                                                                                      -------------     -------------
      Net cash provided by (used in) operations.....................................       (705,118)          127,137
                                                                                      -------------     -------------
Cash flow from investing activities:
  Receivables acquired in acquisitions..............................................       (596,657)         (361,886)
  Origination of notes receivable...................................................       (382,248)       (5,200,000)
  Principal collections of notes receivable.........................................      1,104,387         2,000,000
  Deferred costs-contract acquisitions..............................................       (135,409)              943
  Purchase of property and equipment................................................         18,373            (7,496)
  Client lists......................................................................       (409,641)         (117,706)
  Other assets......................................................................         10,879           (10,879)
                                                                                      -------------     -------------
      Net cash used in investing activities.........................................       (390,316)       (3,697,024)
                                                                                      -------------     -------------
Cash flow from financing activities:
  Initial public offering costs.....................................................             --            (7,370)
  Payments of short term debt.......................................................       (155,033)               --
                                                                                      -------------     -------------
      Net cash used in financing activities.........................................       (155,033)           (7,370)
                                                                                      -------------     -------------
      Net decrease in cash..........................................................  ($  1,250,467)    ($  3,577,257)

                 See accompanying notes to financial statements.

                 NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION

                           STATEMENTS OF CASH FLOWS

             For the Six Month Periods Ended June 30, 1997 and 1996

                                                                                          1997              1996
                                                                                      -------------     -------------
                                                                                       (UNAUDITED)       (UNAUDITED)
  Net decrease in cash..............................................................    ($1,250,467)      ($3,577,257)
Cash balance, beginning balance.....................................................      2,882,035         6,580,223
                                                                                      -------------     -------------
Cash balance, ending balance........................................................  $   1,631,568     $   3,002,966
                                                                                      -------------     -------------
                                                                                      -------------     -------------
Supplemental data:
 Cash paid for income taxes.........................................................  $     230,000     $     513,128
                                                                                      -------------     -------------
                                                                                      -------------     -------------
 Cash paid for interest.............................................................  $       1,973     $       4,716
                                                                                      -------------     -------------
                                                                                      -------------     -------------
Non-cash items:
  Stock issued for contract acquisitions............................................  $     264,996     $   2,450,000
                                                                                      -------------     -------------
                                                                                      -------------     -------------
  Short term debt issued in lieu of insurance.......................................  $      78,000     $          --
                                                                                      -------------     -------------
                                                                                      -------------     -------------

                 See accompanying notes to financial statements.

                 NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION

                       NOTES TO THE FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

    The accompanying unaudited statements of National Medical Financial Services Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 1997 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 1997.

2. ACCOUNTS RECEIVABLE:

    Accounts receivables consisted of the following at June 30, 1997 and December 31, 1996:

                                                                                 JUNE 30,    DECEMBER 31,
                                                                                   1997          1996
                                                                              ------------  ------------
Accounts receivable--billed................................................   $  3,097,848   $  1,740,908
Accounts receivable--unbilled..............................................      1,189,543        592,886
Miscellaneous receivable...................................................          4,510          5,299
                                                                              ------------    ------------
Total......................................................................   $  4,291,901   $  2,339,093
                                                                              ------------    ------------
                                                                              ------------    ------------

3. NOTES RECEIVABLE:

    On May 1, 1996, the Company entered into a transaction with First United Equities Corporation ("First United"), a broker-dealer registered with the Securities and Exchange Commission. First United is the principal market maker in the Company's Common Stock. Pursuant to the transaction, the Company loaned $5,200,000 through a series of advances evidenced by a promissory note bearing interest at 10%. Such note was due and payable on demand with seven days notice. The note was collateralized by the guarantees of the principals of First United. On May 29, 1996, First United repaid $2,000,000 to the Company. Effective October 1, 1996, the remaining balance on the note and accrued interest was satisfied through the establishment of an unsecured note due from Russell Data Services, Inc., a Nevada corporation ("Russell Data"), which was then owned by the Company's Chairman and principal stockholder (the "Chairman") in the amount of $3,344,174. The note bears interest at 10% and establishes a payment schedule of $1,000,000 each at January 15, April 15 and July 15, 1997 plus accrued interest thereon with the remaining balance and interest thereon due on September 15, 1997. On February 10, 1997, the Company received $1,104,786 in principal and accrued interest from Russell Data in accordance with the payment schedule. The April 15 and July 15 payments have not yet been paid. Effective April 1, 1997, Russell Data was acquired by Equi-Med, Inc., a Delaware corporation ("EquiMed"), a publicly-traded company of which the Chairman is the Chairman, President, Chief Executive Officer and principal stockholder.

                NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION

    On May 23, 1997, the Company loaned $250,000, evidenced by a promissory note, to EquiMed Pakistan (Private) Limited, a Pakistan company ("EquiMed Pakistan"), which is a wholly-owned subsidiary of EquiMed. The promissory note bears interest at 12% and is scheduled to be repaid on September 22, 1997.

4. CONTRACT ACQUISITIONS:

    On March 1, 1997, the Company acquired a contract to provide billing and collection services to certain medical service providers in Rhode Island. The total consideration paid was $164,998, consisting of $100,000 in cash and 14,444 shares of Common Stock valued at $4.50 per share. In accordance with the purchase agreement, the Company placed these shares into escrow. Fewer shares will ultimately be released if certain revenue levels are not maintained.

    On March 1, 1997, the Company acquired a contract to provide billing and collection services to certain medical service providers in the Cleveland, Ohio area. The total consideration paid was $499,998, consisting of $300,000 in cash and 44,444 shares of Common Stock valued at $4.50 per share. In accordance with the purchase agreement, the Company placed these shares into escrow. Fewer shares will ultimately be released if certain revenue levels are not maintained.

5. INTANGIBLE ASSETS:

                                                                               JUNE 30,       DECEMBER 31,
                                                                                 1997             1996
                                                                             ------------     ------------
     Client lists..........................................................  $  6,132,546      $5,457,911
     Software license......................................................       700,000         700,000
                                                                             ------------     ------------
                                                                                6,832,546       6,157,911
     Less accumulated amortization.........................................      (609,275)       (377,514)
                                                                             ------------     ------------
                                                                             $  6,223,271      $5,780,397
                                                                             ------------     ------------
                                                                             ------------     ------------

6. COMMON STOCK:

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

    On June 30, 1997, in accordance with the Stock Option Plan for Non-Employee Directors, each of the three eligible directors were automatically granted stock options to purchase 50,000 shares of Common Stock at an exercise price of $2.75 per share, the fair market value on that date.

                NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION

7. PROSPECTIVE ACCOUNTING CHANGES:

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

8. OTHER MATTERS:

    The contracts to provide billing, collection and accounts receivable management services, as well as certain accounting services, to certain medical service providers which are owned by, controlled by, or affiliated with the Chairman are scheduled to expire in September 1997. The Company is in the process of negotiating with these medical service providers terms under which the Company will continue to provide services to these entities. There can be no assurances that the Company will reach agreements with these entities or that such agreements, if reached, will be on terms as favorable to the Company as the existing contracts. Failure to successfully renegotiate these contracts could have a material adverse effect on the Company's results of operations.

9. SUBSEQUENT EVENTS:

    On July 1, 1997, the Company granted non-qualified stock options to acquire 500 shares of Common Stock to a consultant of the Company. In addition, the Company granted incentive stock options to acquire 25,000 shares of Common Stock to the Company's Vice President, Chief Financial Officer, Secretary and Treasurer. Both grants were awarded at an exercise price of $2.7188 per share, the fair market value at the time of the grant, in accordance with the Stock Option Plan. The Company cancelled non-qualified stock options to acquire 20,000 shares of Common Stock which were previously granted to a consultant.

    In order to maintain a competitive compensation package to retain the current officers and directors of the Company, the Company repriced the stock options previously granted to those individuals at an exercise price of $2.7188 per share, the fair market value on July 1, 1997.

    On August 1, 1997, the Company acquired twelve contracts to provide billing and collection services to certain medical service providers in Arizona. The total consideration paid was $1,800,000, consisting of $600,000 in cash, 384,000 shares of Common Stock valued at $1.5625 per share and promissory notes in the aggregate amount of $600,000. In accordance with the purchase agreement, the Company placed the shares into escrow. The Common Stock and promissory notes will be subject to total or partial forfeiture if certain revenue levels are not maintained.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    The following discussion should be read in conjunction with the attached financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1996.


IMPORTANT FACTORS REGARDING FORWARD LOOKING STATEMENTS

    Some of the information presented in this report constitutes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results of operations or the results of the Company's marketing and acquisition activities and will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, among others, uncertainty as to whether the Company's marketing activities will result in an expansion of its client base or lead to additional acquisitions of contracts and entities, uncertainties related to state and federal governmental regulation of the Company's business, uncertainties related to the demand for the services provided by the Company, uncertainties related to the renewal of the client contracts of medical service providers owned by, controlled by or affiliated with the Chairman, and the uncertainty of whether the combination of operating cash flows, the proceeds of the Company's initial public offering and repayment of the note receivable will be sufficient to fund the Company's growth and operations over the next twelve months. Specific reference is made to risks and uncertainties described in the Company's Registration Statement on Form S-3 and Registration No. 333-11381.

RESULTS OF OPERATIONS

QUARTERS ENDED JUNE 30, 1997 AND JUNE 30, 1996

    Total revenues for the quarters ended June 30, 1997 and 1996 were $2,370,723 and $2,273,872, respectively, an increase of approximately 4.3%. Approximately 47.0% of the 1997 revenues, as compared to 51.4% of the 1996 revenues, were derived from the Company's contracts with medical service providers owned by, controlled by, or affiliated with the Chairman. The acquisitions made by the Company during the first, second and third quarters of 1996 and first quarter of 1997 are the primary reasons for the increased revenues. Revenues earned for the quarter ended June 30, 1997 consisted of $2,196,247, or 92.6% of revenues, for billing and collection services, $132,064, or 5.6% of revenues, for accounting services, and $42,422, or 1.8% of revenues, for late charges and consulting services. Revenues earned for the quarter ended June 30, 1996 consisted of $2,076,477, or 91.3% of revenues, for billing and collection services, and $144,039, or 6.3% of revenues, for accounting services, and $53,356, or 2.4% of revenues, for late charges and consulting services. The percentage of revenues attributable to billing and collection services as compared to accounting services has increased as the Company has acquired additional contracts which provide only for billing and collection services.

    During the quarters ended June 30, 1997 and 1996, the Company incurred subcontract expenses in the amount of $1,629,818 and $1,549,584, respectively, for services rendered. Substantially all of these costs for both periods incurred were to Russell Data. The Company reported operating income of $740,915, income before taxes of $471,058, net income of

$316,258 and primary earnings per share of $0.02 for the quarter ended June 30, 1997. The Company reported operating income of $724,288, income before taxes of $553,744, net income of $373,955 and primary earnings per share of $0.02 for the quarter ended June 30, 1996. The reasons for the decreases in income before taxes and net income for the quarter ended June 30, 1997 as compared to the same period of 1996 were due to increases in selling, general and administrative expenses, particularly professional fees and insurance expense, and depreciation and amortization expense, particularly amortization related to acquisition costs of client contracts.

    The Company incurred selling, general and administrative expenses of $232,584 and $183,667 for the quarters ended June 30, 1997 and 1996, respectively. The expenses for 1997 consisted primarily of professional fees and insurance expense, while the expenses for 1996 consisted primarily of salaries and related employee benefits and professional fees.

    The Company's effective tax rate was 32.8% and 38.2% for the quarters ended June 30, 1997 and 1996, respectively.


SIX MONTH PERIODS ENDED JUNE 30, 1997 AND JUNE 30, 1996

    Total revenues for the six month periods ended June 30, 1997 and 1996 were $4,753,523 and $4,408,633, respectively, an increase of approximately 7.8%. Approximately 47.1% of the 1997 revenues, as compared to 52.2% of the 1996 revenues, were derived from the Company's contracts with medical service providers owned by, controlled by, or affiliated with the Chairman. The acquisitions made by the Company during the first, second and third quarters of 1996 and first quarter of 1997 are the primary reasons for the increased revenues. Revenues earned for the six month period ended June 30, 1997 consisted of $4,420,500, or 93.0% of revenues, for billing and collection services, $271,002, or 5.7% of revenues, for accounting services, and $62,021, or 1.3% of revenues, for late charges and consulting services. Revenues earned for the six month period ended June 30, 1996 consisted of $3,904,496, or 88.6% of revenues, for billing and collection services, and $282,062, or 6.4% of revenues, for accounting services, and $222,075, or 5.0% of revenues, for late charges and consulting services. The percentage of revenues attributable to billing and collection services as compared to accounting services has increased as the Company has acquired additional contracts which provide only for billing and collection services.

    During the six month periods ended June 30, 1997 and 1996, the Company incurred subcontract expenses in the amount of $3,284,052 and $2,929,534, respectively, for services rendered. Substantially all of these costs for both periods incurred were to Russell Data. The Company reported operating income of $1,469,471, income before taxes of $1,023,027, net income of $687,227 and primary earnings per share of $0.04 for the six month period ended June 30, 1997. The Company reported operating income of $1,479,099, income before taxes of $1,256,137, net income of $804,626 and primary earnings per share of $0.05 for the six month period ended June 30, 1996. The reasons for the decreases in operating income, income before taxes and net income for the six month period ended June 30, 1997, as compared to the same period of 1996, were due to a reduction in late fees and consulting income, and increases in selling, general and administrative expenses, particularly professional fees and insurance expense, and depreciation and amortization expense, particularly amortization related to acquisition costs of client contracts.

    The Company incurred selling, general and administrative expenses of $385,426 and $228,776 for the six month periods ended June 30, 1997 and 1996, respectively. The expenses for 1997 consisted primarily of professional fees and insurance expense, while the expenses for 1996 consisted primarily of salaries and related employee benefits and professional fees.

    The Company's effective tax rate was 32.8% and 38.2% for the six month periods ended June 30, 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 1997 and 1996, the Company had cash and cash equivalents of $1,631,568 and $3,002,996, respectively. The balance at June 30, 1996 primarily consisted of proceeds from the Company's initial public offering.

    The Company realized net income from operations of $316,258 and $373,955 for the three months ended June 30, 1997 and 1996, respectively, and $687,227 and $804,626 for the six months ended June 30, 1997 and 1996, respectively. During the six month periods ended June 30, 1997 and 1996, the Company had net cash provided from (used in) operations of ($705,118) and $127,137, respectively. The Company had net cash used in investing activities of $390,316 and $3,697,024 for the six months ended June 30, 1997 and 1996, respectively. The Company used net cash in financing activities of $155,033 and $7,370 for the six months ended June 30, 1997 and 1996, respectively.

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

    On August 1, 1996, the Company acquired from Rapier Investments, Ltd. seven additional contracts to provide billing, collection and accounts receivable management services to certain medical service providers in Massachusetts and New Hampshire. The total consideration paid was $945,000, consisting of $750,000 in cash and 42,740 shares of Common Stock valued at $4.56 per share. In accordance with the purchase agreement, the Company placed these shares into escrow. Fewer shares will ultimately be released if certain revenue levels are not maintained.

    On March 1, 1997, the Company acquired a contract to provide billing and collection services to certain medical service providers in Rhode Island.
The total consideration paid was $164,998, consisting of $100,000 in cash and 14,444 shares of Common Stock valued at $4.50 per share. In accordance with the purchase agreement, the Company placed these shares into escrow. Fewer shares will ultimately be released if certain revenue levels are not maintained.

    On March 1, 1997, the Company acquired a contract to provide billing and collection services to certain medical service providers in the Cleveland, Ohio area. The total consideration paid was $499,998, consisting of $300,000 in cash and 44,444 shares of Common Stock valued at $4.50 per share. In accordance with the purchase agreement, the Company placed these shares into escrow. Fewer shares will ultimately be released if certain revenue levels are not maintained.

    On August 1, 1997, the Company acquired twelve contracts to provide billing and collection services to certain medical service providers in Arizona. The total consideration paid was $1,800,000, consisting of $600,000 in cash, 384,000 shares of Common Stock valued at $1.5625 per share and promissory notes in the aggregate amount of $600,000. In accordance with the purchase agreement, the Company placed the shares into escrow. The Common Stock and promissory notes will be subject to total or partial forfeiture if certain revenue levels are not maintained.

    On May 1, 1996, the Company entered into a transaction with First United, a broker-dealer registered with the Securities and Exchange Commission. First United is the principal market maker in the Company's common stock. Pursuant to the transaction, the Company loaned $5,200,000 in a series of advances evidenced by a promissory note bearing interest at 10%. Such note was due and payable on demand with seven days notice. The note was collateralized by the guarantees of the principals of First United. On May 29, 1996, First United repaid $2,000,000 to the Company. Effective October 1, 1996, the remaining balance on the note and accrued interest was satisfied through the establishment of an unsecured note due from Russell Data in the amount of $3,344,174. The note bears interest at 10% and establishes a payment schedule which will result in the balance being paid in full by September 15, 1997. On February 10, 1996, the Company received $1,104,786 of principal and accrued interest from Russell Data representing the first in the series of scheduled payments. The April 15 and July 15 payments have not yet been made.

     On May 23, 1997, the Company loaned $250,000, evidenced by a promissory note, to EquiMed Pakistan which bears interest at 12% and is scheduled to be repaid on September 22, 1997.

    As of June 30, 1997, certain medical service providers which are owned by, controlled by, or affiliated with the Chairman, owed the Company approximately $2.1 million in fees for services. Since December 31, 1996, an additional $2,238,000 has been billed to these entities, and the Company has received approximately $486,000 related to the amounts. As of June 30, 1997, approximately $1,293,000 has been prepaid to Russell Data.

    The contracts to provide billing, collection and accounts receivable management services, as well as certain accounting services, to certain medical service providers which are owned by, controlled by, or affiliated with the Chairman are scheduled to expire in September 1997. The Company is in the process of negotiating with these medical service providers terms under which the Company will continue to provide to these entities. There can be no assurances that the Company will reach agreements with these entities or that such agreements, if reached, will be on terms as favorable to the Company as the existing contracts. Failure to successfully renegotiate these contracts could have a material adverse effect on the Company's results of operations.

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

              (No response required)

Item 3:       DEFAULTS UPON SENIOR SECURITIES

              (No response required)

Item 4:       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's Annual Meeting of Stockholders was held on June 30, 1997. At the Annual Meeting, Douglas R. Colkitt, M.D., Robert M. Colkitt and Richard L. Flickinger were re-elected as Class I directors receiving votes representing 81% of the Company's 15,015,316 shares of Common Stock outstanding and 100% of the votes cast at the meeting.

Item 5:  OTHER INFORMATION

    On August 1, 1997, the Company acquired twelve contracts to provide billing and collection services to certain medical service providers in Arizona. The total consideration paid was $1,800,000, consisting of $600,000 in cash, 384,000 shares of Common Stock valued at $1.5625 per share and promissory notes in the aggregate amount of $600,000. In accordance with the purchase agreement, the Company placed the shares into escrow. The Common Stock and promissory notes will be subject to total or partial forfeiture if certain revenue levels are not maintained.

Item 6:  EXHIBITS AND REPORTS ON FORM 8-K

         a.   Exhibits

              10.13     Contracts Rights Purchase Agreement dated
                        August 1, 1997 by and between the Company and Medical Billing Services of Arizona, Inc.

              10.14     Form of Escrow Agreement dated August 1,
                        1997 by and between the Company, Medical
                        Billing Services of Arizona, Inc. and
                        Vacovec, Mayotte & Singer.

              10.15     Exclusive Services Provider Agreement
                        dated August 1, 1997 by and between the
                        Company and Medical Billing Services of
                        Arizona, Inc.

              11.1 Statement Regarding Computation of Per Share Earnings (Three Months).

              11.2 Statement Regarding Computation of Per Share Earnings (Six Months).

              27.1      Financial Data Schedule.

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




                                NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION
                                -----------------------------------------------
                                             (Registrant)



                        By:   /s/  Robert W. Horner, Jr.
                           -----------------------------
                              Robert W. Horner, Jr., Vice President,
                               Chief Financial Officer, Secretary
                              and Treasurer


                              Signing on behalf of the Registrant
                              and as Principal Accounting Officer


Date:  May 13, 1997