Form 10QSB
period 1997-09-30
NATIONAL MEDICAL FINANCIAL SERVICES CORP
filed 1997-11-13
CIK 934548

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                              _______________

                                FORM 10-QSB

(Mark One)
/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                for the quarterly period ended September 30, 1997

                                     or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               for the period from__________ to__________

                       Commission file number 0-25344
                              _______________

             NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION
     (Exact name of small business issuer as specified in its charter)

        Nevada                                            25-1741216
    (State or other jurisdiction                        (I.R.S. Employer
  of incorporation or organization)                    Identification No.)

     1315 Greg Street, Suite 103
           Sparks, Nevada
        (Address of principal                                  89431
         executive offices)                                  (Zip Code)



                                (702) 356-2315
                (Issuer's telephone number, including area code)

    Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes X   No   .
         ---

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, par value $.01 per share, 15,399,316 shares outstanding as of October 31, 1997.

                NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION

                              BALANCE SHEETS
                              (In Thousands)


                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1997           1996
                                                                                      -------------  ------------
                                                                                       (UNAUDITED)
      ASSETS
Current assets:
  Cash and cash equivalents.........................................................   $     818.1    $  2,882.0
  Accounts receivable...............................................................       5,734.9       2,339.1
  Notes and interest receivable--related party......................................       2,776.2       3,428.2
  Other assets and prepaid expenses.................................................         139.7         301.8
                                                                                      -------------  ------------
    Total current assets............................................................       9,468.9       8,951.1

Property and equipment, net.........................................................       --               19.1
Intangible assets, net..............................................................       8,180.4       5,780.4
Deferred costs and other assets.....................................................         335.8         800.5
                                                                                      -------------  ------------
    Total assets....................................................................   $  17,985.1    $ 15,551.1
                                                                                      -------------  ------------
                                                                                      -------------  ------------
      LIABILITIES
Current liabilities:
  Accrued subcontract fees..........................................................   $   1,120.3    $  1,074.1
  Accounts payable and accrued expenses.............................................          46.3         137.9
  Short term debt...................................................................         380.3          77.0
  Federal income taxes payable......................................................         119.0        --
                                                                                      -------------  ------------
    Total current liabilities.......................................................       1,665.9       1,289.0

Long-term debt......................................................................         128.9        --

Commitments and contingent liabilities..............................................       --             --

      STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized, none outstanding......       --             --
Common stock, $.01 par value, 40,000,000 shares authorized, 15,399,316 and
  14,956,428 shares issued and outstanding..........................................         154.0         149.6
Paid-in capital.....................................................................      12,372.7      11,512.1
Retained earnings...................................................................       3,663.6       2,600.4
                                                                                      -------------  ------------
    Total stockholders' equity......................................................      16,190.3      14,262.1
                                                                                      -------------  ------------
    Total liabilities and stockholders' equity......................................   $  17,985.1    $ 15,551.1
                                                                                      -------------  ------------
                                                                                      -------------  ------------

                   See accompanying notes to financial statements.

                NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION

                             INCOME STATEMENTS
                               (In Thousands)


        For the Three Month Periods Ended September 30, 1997 and 1996

                                                                                            1997          1996
                                                                                        ------------  ------------
                                                                                        (UNAUDITED)   (UNAUDITED)
Revenues..............................................................................  $    2,161.3  $    2,358.4
Subcontract expense...................................................................       1,461.4       1,614.8
                                                                                        ------------  ------------
    Operating income..................................................................         699.9         743.6

Selling, general and administrative expense...........................................          97.5         248.6
Depreciation and amortization expense.................................................         119.7          86.5
Interest expense (income).............................................................         (75.5)       (105.1)
                                                                                        ------------  ------------
Income before income taxes............................................................         558.2         513.6
                                                                                        ------------  ------------
Provision for income taxes:
  Current.............................................................................         182.2         158.5
  Deferred............................................................................       --            --
                                                                                        ------------  ------------
                                                                                               182.2         158.5
                                                                                        ------------  ------------
    Net income........................................................................  $      376.0  $      355.1
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Primary net income per share..........................................................  $       0.02  $       0.02
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Weighted average number of shares outstanding used in primary calculation.............    15,269,925    15,618,588
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Fully diluted net income per share....................................................  $       0.02  $       0.02
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Weighted average number of shares outstanding used in fully diluted calculation.......    15,269,925    15,618,588
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                    See accompanying notes to financial statements.

                NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION

                               INCOME STATEMENTS
                                (In Thousands)

        For the Nine Month Periods Ended September 30, 1997 and 1996

                                                                                            1997          1996
                                                                                       ------------  ------------
                                                                                        (UNAUDITED)   (UNAUDITED)
Revenues..............................................................................  $    6,914.9  $    6,767.0
Subcontract expense...................................................................       4,745.5       4,544.3
                                                                                        ------------  ------------
    Operating income..................................................................       2,169.4       2,222.7

Selling, general and administrative expense...........................................         482.9         477.4
Depreciation and amortization expense.................................................         352.2         221.7
Interest expense (income).............................................................        (246.9)       (246.2)
                                                                                        ------------  ------------
Income before income taxes............................................................       1,581.2       1,769.8
                                                                                        ------------  ------------
Provision for income taxes:
  Current.............................................................................         518.0         604.6
  Deferred............................................................................       --                5.4
                                                                                        ------------  ------------
                                                                                               518.0         610.0
                                                                                        ------------  ------------
    Net income........................................................................  $    1,063.2  $    1,159.8
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Primary net income per share..........................................................  $       0.07  $       0.07
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Weighted average number of shares outstanding used in primary calculation.............    15,229,481    15,623,155
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Fully diluted net income per share....................................................  $       0.07  $       0.07
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Weighted average number of shares outstanding used in fully diluted calculation.......    15,229,481    15,623,155
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                      See accompanying notes to financial statements.

                NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION

                         STATEMENTS OF CASH FLOWS
                              (In Thousands)

          For the Nine Month Periods Ended September 30, 1997 and 1996

                                                                                          1997           1996
                                                                                    ----------------  -----------
                                                                                      (UNAUDITED)     (UNAUDITED)
Cash flow from operating activities:
  Net income......................................................................         $ 1,063.2   $ 1,159.8
  Adjustments to reconcile net income to cash provided by (used in) operating activities:
    Depreciation and amortization expense.........................................             352.2       221.7
    Insurance in lieu of cash.....................................................             196.1        13.4
    Changes in assets and liabilities:
      (Increase) decrease in receivables..........................................          (2,551.8)     (209.0)
      (Increase) decrease in other assets.........................................             377.4      (120.4)
      Increase (decrease) in accounts payable and accrued expenses................             (45.4)     (162.2)
      Increase in income taxes payable............................................             119.0      (130.2)
                                                                                    ----------------  -----------
    Net cash provided by (used in) operations.....................................            (489.3)      773.1
                                                                                    ----------------  -----------
Cash flow from investing activities:

  Receivables acquired in acquisitions............................................            (844.1)     (361.9)
  Origination of notes receivable.................................................            (452.3)   (5,200.0)
  Principal collections of notes receivable.......................................           1,104.4     2,000.0
  Deferred costs-contract acquisitions............................................             453.8       (95.0)
  Purchase of property and equipment..............................................              18.4        (8.9)
  Client lists....................................................................          (1,636.4)     (874.1)
  Other assets....................................................................              10.9       (10.9)
                                                                                    ----------------  -----------
    Net cash used in investing activities.........................................          (1,345.3)   (4,550.8)
                                                                                    ----------------  -----------
Cash flow from financing activities:
  Initial public offering costs...................................................         --               (7.4)
  Payments of short term debt.....................................................            (229.3)      (24.2)
                                                                                    ----------------  -----------
    Net cash used in financing activities.........................................            (229.3)      (31.6)
                                                                                    ----------------  -----------
    Net decrease in cash..........................................................        ($ 2,063.9)  ($3,809.3)

                    See accompanying notes to financial statements.

                NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION

                         STATEMENTS OF CASH FLOWS
                               (In Thousands)

          For the Nine Month Periods Ended September 30, 1997 and 1996

                                                                                             1997         1996
                                                                                          -----------  -----------
                                                                                          (UNAUDITED)  (UNAUDITED)
    Net decrease in cash................................................................   ($2,063.9)   ($3,809.3)

Cash balance, beginning balance.........................................................     2,882.0      6,580.2
                                                                                          -----------  -----------
Cash balance, ending balance............................................................   $   818.1    $ 2,770.9
                                                                                          -----------  -----------
                                                                                          -----------  -----------
Supplemental data:
  Cash paid for income taxes............................................................   $   230.0    $   823.1
                                                                                          -----------  -----------
                                                                                          -----------  -----------
  Cash paid for interest................................................................   $     8.0    $     7.3
                                                                                          -----------  -----------
                                                                                          -----------  -----------
  Non-cash items:
    Stock issued for contract acquisitions..............................................   $   865.0    $ 2,650.0
                                                                                          -----------  -----------
                                                                                          -----------  -----------
    Note payable issued for contract acquisitions.......................................   $   250.0    $  --
                                                                                          -----------  -----------
                                                                                          -----------  -----------
    Note payable issued for insurance...................................................   $   411.5    $   161.4
                                                                                          -----------  -----------
                                                                                          -----------  -----------

                      See accompanying notes to financial statements.

                    NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION

                            NOTES TO THE FINANCIAL STATEMENTS

1. Basis of Presentation:

    The accompanying unaudited statements of National Medical Financial Services Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 1997 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 1997.

2. Accounts Receivable:

    Accounts receivables consisted of the following at September 30, 1997 and December 31, 1996, respectively:

                                                 SEPTEMBER 30,  DECEMBER 31,
                                                      1997           1996
                                                 -------------  ------------
                                                       (IN THOUSANDS)

    Accounts receivable--billed.........         $   4,296.0    $  1,740.9
    Accounts receivable--unbilled.......             1,436.9         592.9
    Miscellaneous receivable............                 2.0           5.3
                                                 -------------  ------------
    Total...............................         $   5,734.9    $  2,339.1
                                                 -------------  ------------
                                                 -------------  ------------

3. Notes Receivable:

    On May 1, 1996, the Company entered into a transaction with First United Equities Corporation ("First United"), a broker-dealer registered with the Securities and Exchange Commission. First United was the principal market maker in the Company's Common Stock. Pursuant to the transaction, the Company loaned $5,200,000 through a series of advances evidenced by a promissory note bearing interest at 10%. Such note was due and payable on demand with seven days notice. The note was collateralized by the guarantees of the principals of First United. On May 29, 1996, First United repaid $2,000,000 to the Company. Effective October 1, 1996, the remaining balance on the note and accrued interest was satisfied through the establishment of an unsecured note due from Russell Data Services, Inc., a Nevada corporation ("Russell Data"), which was then owned by the Company's Chairman and principal stockholder (the "Chairman") in the amount of $3,344,200. The note bears interest at 10% and establishes a payment schedule of $1,000,000 each at January 15, April 15 and July 15, 1997 plus accrued interest thereon, with the remaining balance and interest thereon due on September 15, 1997. On February 10, 1997, the Company received $1,104,800 in principal and accrued interest from Russell Data in accordance with the payment schedule. The April 15, July 15 and September 15 payments have not yet been paid. Effective April 1, 1997, Russell Data was acquired by Equi-Med, Inc., a Delaware corporation ("EquiMed"), a publicly-traded company of which the Chairman is the Chairman, President, Chief Executive Officer and principal stockholder.

                    NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION

3. Notes Receivable, continued:

    On May 23, 1997, the Company loaned $250,000, evidenced by a promissory note, to EquiMed Pakistan (Private) Limited, a Pakistan company ("EquiMed Pakistan"), which is a wholly-owned subsidiary of EquiMed. The promissory note bears interest at 12% and was scheduled to be repaid on September 22, 1997. Such repayment has not yet occurred.

4. Contract Acquisitions:

    On March 1, 1997, the Company acquired a contract to provide billing and collection services to certain medical service providers in Rhode Island. The total consideration paid was $165,000, consisting of $100,000 in cash and 14,444 shares of Common Stock valued at $4.50 per share. In accordance with the purchase agreement, the Company placed these shares into escrow. Fewer shares will ultimately be released if certain revenue levels are not maintained.

    On March 1, 1997, the Company acquired a contract to provide billing and collection services to certain medical service providers in the Cleveland, Ohio area. The total consideration paid was $500,000, consisting of $300,000 in cash and 44,444 shares of Common Stock valued at $4.50 per share. In accordance with the purchase agreement, the Company placed these shares into escrow. Fewer shares will ultimately be released if certain revenue levels are not maintained.

    On August 1, 1997, the Company acquired twelve contracts to provide billing and collection services to certain medical service providers in Arizona. The total consideration paid was $1,800,000, consisting of $600,000 in cash, 384,000 shares of Common Stock valued at $1.56 per share and promissory notes in the aggregate amount of $600,000. In accordance with the purchase agreement, the Company placed the shares into escrow. The Common Stock and promissory notes will be subject to total or partial forfeiture if certain revenue levels are not maintained.

5. Intangible Assets:

                                                   SEPTEMBER 30,  DECEMBER 31,
                                                        1997           1996
                                                   -------------  ------------
                                                          (IN THOUSANDS)

    Client lists..............................      $   8,209.3    $  5,457.9
    Software license..........................            700.0         700.0
                                                    -------------  ------------
                                                        8,909.3       6,157.9
    Less accumulated amortization.............           (728.9)       (377.5)
                                                    -------------  ------------
    Total.....................................      $   8,180.4    $  5,780.4
                                                    -------------  ------------
                                                    -------------  ------------

                NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION

6. Long-term Debt:

    Long-term debt consisted of the following at September 30, 1997 and December 31, 1996, respectively:

                                                                                      SEPTEMBER 30,   DECEMBER 31,
                                                                                          1997            1996
                                                                                      -------------  ---------------
                                                                                              (IN THOUSANDS)

Term note payable; bearing interest at 7.86%; payable in monthly installments of
  principal and interest of $9,600; due in July 2000................................    $   292.5       $  --
Term note payable; bearing interest at 6.28%; payable in monthly installments of
  principal and interest of $15,600; due in May 1997................................       --                77.0
Term note payable; bearing interest at 10.0%; payable in monthly installments of
  $16,700 plus interest; due in November 1998.......................................        216.7          --
                                                                                           ------           -----
                                                                                            509.2            77.0
Less current portion................................................................       (380.3)          (77.0)
                                                                                           ------           -----
Long-term debt, less current portion................................................    $   128.9       $  --
                                                                                           ------           -----
                                                                                           ------           -----

    Interest paid during the nine month periods ended September 30, 1997 and 1996 was $8,000 and $7,309, respectively.

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

                NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION

    On July 1, 1997, the Company granted non-qualified stock options to acquire 500 shares of Common Stock to a consultant of the Company. In addition, the Company granted incentive stock options to acquire 25,000 shares of Common Stock to the Company's Vice President, Chief Financial Officer, Secretary and Treasurer. Both grants were awarded at an exercise price of $2.72 per share, the fair market value at the time of the grant, in accordance with the Stock Option Plan. The Company also cancelled non-qualified stock options to acquire 20,000 shares of Common Stock which were previously granted to a consultant.

    In order to maintain a competitive compensation package to retain the current officers and directors of the Company, the Company repriced the stock options previously granted to those individuals at an exercise price of $2.72 per share, the fair market value on July 1, 1997.

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

9. Other Matters:

    The contracts to provide billing, collection and accounts receivable management services, as well as certain accounting services, to certain medical service providers which are owned by, controlled by, or affiliated with the Chairman expired on October 1, 1997, have not been renewed and no further revenues and related subcontract expense (except some incidental income) will be recognized. There can be no assurance that such contracts will be renegotiated. Failure to successfully renegotiate these contracts will have a material adverse effect on the Company's results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the attached financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1996.

IMPORTANT FACTORS REGARDING FORWARD LOOKING STATEMENTS

    Some of the information presented in this report constitutes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to the Company's future business and results of operations. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results of operations or the results of the Company's marketing and acquisition activities and will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, among others, uncertainty as to whether the Company's marketing activities will result in an expansion of its client base or lead to additional acquisitions of contracts and entities, uncertainties related to state and federal governmental regulation of the Company's business, uncertainties related to the demand for the services provided by the Company, uncertainties related to the renewal of the client contracts of medical service providers owned by, controlled by or affiliated with the Chairman, and the uncertainty of whether the combination of operating cash flows, the proceeds of the Company's initial public offering and repayment of the note receivable will be sufficient to fund the Company's growth and operations over the next twelve months. Specific reference is made to risks and uncertainties described in the Company's Registration Statement on Form S-3 (Registration No. 333-11381).

RESULTS OF OPERATIONS

Quarters Ended September 30, 1997 and September 30, 1996

    Total revenues for the quarters ended September 30, 1997 and 1996 were $2,161,300 and $2,358,400, respectively, a decrease of approximately 8.4%. Approximately 52.7% of the 1997 revenues, as compared to 48.4% of the 1996 revenues, were derived from the Company's contracts with medical service providers owned by, controlled by, or affiliated with the Chairman. The primary reason for the decrease in revenues is due to cancellations of acquired contracts from the Asterino, Doctors Medical Billing Services and National Medical Services acquisitions. Revenues earned for the quarter ended September 30, 1997 consisted of $1,960,100, or 90.7% of revenues, for billing and collection services, $127,700, or 5.9% of revenues, for accounting services, and $73,500, or 3.4% of revenues, for late charges and consulting services. Revenues earned for the quarter ended September 30, 1996 consisted of $2,172,100, or 92.1% of revenues, for billing and collection services, and $134,700, or 5.7% of revenues, for accounting services, and $51,600, or 2.2% of revenues, for late charges and consulting services. The percentage of revenues attributable to billing and collection services as compared to accounting services has decreased as the Company has lost contracts which provide only for billing and collection services.

    During the quarters ended September 30, 1997 and 1996, the Company incurred subcontract expenses in the amount of $1,461,400 and $1,614,800, respectively, for services rendered. Substantially all of these costs for both periods incurred were payable to Russell Data. The Company reported operating income of $699,900, income before taxes of $558,200, net income of $376,000 and primary earnings per share of $0.02 for the quarter ended September 30, 1997. The Company reported operating income of $743,600, income before taxes of $513,600, net income of $355,100 and primary earnings per share of $0.02 for the quarter ended September 30, 1996. The reasons for the increases in income before taxes and net income for the quarter ended September 30, 1997 as compared to the same period of 1996 were due to decreases in selling, general and administrative expenses, particularly salaries and related employee benefits and professional fees.

    The Company incurred selling, general and administrative expenses of $97,500 and $248,600 for the quarters ended September 30, 1997 and 1996, respectively. The expenses for 1997 consisted primarily of insurance expense, while the expenses for 1996 consisted primarily of salaries and related employee benefits and professional fees.

    The Company's effective tax rate was 32.8% and 38.2% for the quarters ended September 30, 1997 and 1996, respectively.

Nine Month Periods Ended September 30, 1997 and September 30, 1996

    Total revenues for the nine month periods ended September 30, 1997 and 1996 were $6,914,900 and $6,767,000, respectively, an increase of approximately 2.2%. Approximately 48.8% of the 1997 revenues, as compared to 50.9% of the 1996 revenues, were derived from the Company's contracts with medical service providers owned by, controlled by, or affiliated with the Chairman. The increase in revenues was due to the fact that revenues from acquisitions made by the Company during the third quarter of 1996 and first and third quarters of 1997 exceeded the decrease in revenues from lost contracts. Revenues earned for the nine month period ended September 30, 1997 consisted of $6,380,600, or 92.3% of revenues, for billing and collection services, $398,700, or 5.8% of revenues, for accounting services, and $135,600, or 1.9% of revenues, for late charges. Revenues earned for the nine month period ended September 30, 1996 consisted of $6,076,500, or 89.8% of revenues, for billing and collection services, and $416,700, or 6.2% of revenues, for accounting services, and $273,800, or 4.0% of revenues, for late charges and consulting services. The percentage of revenues attributable to billing and collection services as compared to accounting services has increased as the Company has acquired additional contracts which provide only for billing and collection services.

    During the nine month periods ended September 30, 1997 and 1996, the Company incurred subcontract expenses in the amount of $4,745,500 and $4,544,300, respectively, for services rendered. Substantially all of these costs for both periods incurred were payable to Russell Data. The Company reported operating income of $2,169,400, income before taxes of $1,581,200, net income of $1,063,200 and primary earnings per share of $0.07 for the nine month period ended September 30, 1997. The Company reported operating income of $2,222,700, income before taxes of $1,769,800, net income of $1,159,800 and primary earnings per share of $0.07 for the nine month period ended September 30, 1996. The reasons for the decreases in operating income, income before taxes and net income for the nine month period ended September 30, 1997, as compared to the same period of 1996, were due to a reduction in late fees and consulting income, and increases in selling, general and administrative expenses, primarily insurance expense, and depreciation and amortization expense, particularly amortization related to acquisition costs of client contracts.

    The Company incurred selling, general and administrative expenses of $482,900 and $477,400 for the nine month periods ended September 30, 1997 and 1996, respectively. The expenses for 1997 consisted primarily of professional fees and insurance expense, while the expenses for 1996 consisted primarily of salaries and related employee benefits and professional fees.

    The Company's effective tax rate was 32.8% and 38.2% for the nine month periods ended September 30, 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1997 and 1996, the Company had cash and cash equivalents of $818,100 and $2,770,900, respectively. The balance at September 30, 1996 primarily consisted of proceeds from the Company's initial public offering.

    The Company realized net income from operations of $376,000 and $355,100 for the three months ended September 30, 1997 and 1996, respectively, and $1,063,200 and $1,159,800 for the nine months ended September 30, 1997 and 1996, respectively. During the nine month periods ended September 30, 1997 and 1996, the Company had net cash provided by (used in) operations of ($489,300) and $773,100, respectively. The Company had net cash used in investing activities of $1,345,300 and $4,550,800 for the nine months ended September 30, 1997 and 1996, respectively. The Company used net cash in financing activities of $229,300 and $31,600 for the nine months ended September 30, 1997 and 1996, respectively.

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

    On March 1, 1997, the Company acquired a contract to provide billing and collection services to certain medical service providers in Rhode Island. The total consideration paid was $165,000, consisting of $100,000 in cash and 14,444 shares of Common Stock valued at $4.50 per share. In accordance with the purchase agreement, the Company placed these shares into escrow. Fewer shares will ultimately be released if certain revenue levels are not maintained.

    On March 1, 1997, the Company acquired a contract to provide billing and collection services to certain medical service providers in the Cleveland, Ohio area. The total consideration paid was $500,000, consisting of $300,000 in cash and 44,444 shares of Common Stock valued at $4.50 per share. In accordance with the purchase agreement, the Company placed these shares into escrow. Fewer shares will ultimately be released if certain revenue levels are not maintained.

    On August 1, 1997, the Company acquired twelve contracts to provide billing and collection services to certain medical service providers in Arizona. The total consideration paid was $1,800,000, consisting of $600,000 in cash, 384,000 shares of Common Stock valued at $1.56 per share and promissory notes in the aggregate amount of $600,000. In accordance with the purchase agreement, the Company placed the shares into escrow. The Common Stock and promissory notes will be subject to total or partial forfeiture if certain revenue levels are not maintained.

    On May 1, 1996, the Company entered into a transaction with First United, a broker-dealer registered with the Securities and Exchange Commission. First United is the principal market maker in the Company's common stock. Pursuant to the transaction, the Company loaned $5,200,000 in a series of advances evidenced by a promissory note bearing interest at 10%. Such note was due and payable on demand with seven days notice. The note was collateralized by the guarantees of the principals of First United. On May 29, 1996, First United repaid $2,000,000 to the Company. Effective October 1, 1996, the remaining balance on the note and accrued interest was satisfied through the establishment of an unsecured note due from Russell Data in the amount of $3,344,200. The note bears interest at 10% and establishes a payment schedule which will result in the balance being paid in full by September 15, 1997. On February 10, 1996, the Company received $1,104,800 of principal and accrued interest from Russell Data representing the first in the series of scheduled payments. The April 15, July 15 and September 15 payments have not yet been made.

    On May 23, 1997, the Company loaned $250,000, evidenced by a promissory note, to EquiMed Pakistan which bears interest at 12% and was scheduled to be repaid on September 22, 1997. Such repayment has not yet occurred.

    On December 31, 1996, entities owned by, controlled by, or affiliated with the Chairman, owed $362,200 to the Company. Since December 31, 1996, $3,376,700 has been billed to these entities and $485,600 relating to these amounts has been received. The Company owed $253,500 on December 31, 1996 to Russell Data for subcontract fees related to these contracts. Since December 31, 1996, the Company has recorded $2,268,800 in subcontract expense and paid $1,222,400 to Russell Data related to these amounts. As of September 30, 1997, the Company has prepaid Russell Data $882,400 for services related to these contracts.

    The contracts underlying the acquisitions made by the Company are being serviced by companies owned by, controlled by, or affiliated with the Company's former President, Chief Executive Officer and Director on a direct contract basis or on an indirect subcontract basis through Russell Data.

    For those contracts being serviced on an indirect basis, the medical service providers underlying these acquired contracts owed $1,378,700 in billed services to the Company on December 31, 1996. Since December 31, 1996, $2,779,300 has been billed to these entities and

$3,167,500 relating to these amounts has been received. The Company owed $820,600 on December 31, 1996 for subcontract fees related to these contracts. The Company has recorded $2,246,300 in subcontract expense and paid $3,604,600 to these indirect subcontractors. As of September 30, 1997, the Company has prepaid Russell Data $1,181,500 for services related to these contracts.

    Contracts being serviced on a direct basis originated in 1997. Since December 31, 1996, $162,200 has been billed to these entities and $110,000 relating to these amounts has been received. The Company has recorded $230,400 in subcontract expense related to these contracts and has paid $110,000 to these direct subcontractors. As of September 30, 1997, the Company has prepaid these direct subcontractors $43,300 for services related to these contracts.

    The contracts to provide billing, collection and accounts receivable management services, as well as certain accounting services, to certain medical service providers which are owned by, controlled by, or affiliated with the Chairman expired on October 1 1997, have not been renewed and no further revenues and related subcontract expense (except some incidental income) will be recognized. There can be no assurance that such contracts will be renegotiated. Failure to successfully renegotiate these contracts will have a material adverse effect on the Company's results of operations.

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

                           PART II--OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

        (No response required)

ITEM 2: CHANGES IN SECURITIES

    In connection with an acquisition of twelve contracts on August 1, 1997, the Company issued 384,000 shares of Common Stock valued at $1.56 per share. Such issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

        (No response required)

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (No response required)

ITEM 5: OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

    a. Exhibits

       11.1   Statement Regarding Computation of Per Share Earnings
              (Three Months).

       11.2   Statement Regarding Computation of Per Share Earnings (Nine
              Months).

       27.1   Financial Data Schedule.

b. Forms 8-K

       1.     Form 8-K dated August 1, 1997.

       2.     Form 8-K/A dated August 27, 1997.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION
                                            (Registrant)

                             By: /s/ Robert W. Horner, Jr.
                                 ---------------------------
                                 Robert W. Horner, Jr., Vice President,
                                 Chief Financial Officer, Secretary
                                 and Treasurer

                                 (Signing on behalf of the Registrant
                                 and as Principal Accounting Officer)

Date: November 13, 1997