Form 10KSB
period 1997-12-31
NATIONAL MEDICAL FINANCIAL SERVICES CORP
filed 1998-04-28
CIK 934548

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    ----------------------------------------

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

                                     OF 1934

                   For the fiscal year ended December 31, 1997
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

            For the transition period from___________ to ___________

                         Commission file number 0-25344

                     ---------------------------------------

                 NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION
                         (Name of small business issuer)

             Nevada                                     25-1741216
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  Incorporation or organization)

    1315 Greg Street, Suite 103
          Sparks, Nevada                                   89431
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
Yes       No   X
   -----    ----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

     State issuer's revenues for its most recent fiscal year. $8,257,500

     State the aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such equity, as of March 31, 1998. $2,448,545

     State the number of shares outstanding of each of the issuer's classes of equity stock, as of March 31, 1998. 1,703,397

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents are incorporated herein by reference:

          None.

         Transitional Small Business Disclosure Format:  Yes       No   X
                                                             -----    ----

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

General

National Medical Financial Services Corporation (the "Company") is a Nevada corporation formed in 1994. The Company markets accounting, billing, collection and accounts receivable management services to medical providers such as hospital-based and office-based physicians, free-standing medical providers and hospital-affiliated entities (collectively, "Medical Services Providers"). The Company has also acquired from other entities contracts to provide such services to Medical Service Providers. Since its inception, the Company subcontracted for the performance of these services with an entity which is owned by, controlled by or affiliated with the Company's Chairman, Chief Executive Officer and principal stockholder (the "Chairman"), or through various entities that are owned by, controlled by and affiliated with the Company's former President, Chief Executive Officer and Director (the "Former President"). See Item 12, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

     The Company was formed initially as a vehicle for the outsourcing of billing, collection and accounts receivable management services, as well as accounting services, which were performed internally by over 40 Medical Service Providers which are owned by, controlled by, or affiliated with the Chairman. These contracts expired on September 30, 1997, and were not renewed. Accordingly, no further revenues and related subcontract expenses (except some incidental income) were recognized after that date.

     Prior to December 31, 1997, the Company provided, through subcontractors, services to over 135 Medical Service Providers specializing in providing out-patient radiation oncology and medical oncology services, as well as nursing homes, emergency room and out-patient surgery centers located throughout the United States. Slightly less than one-half of the revenues generated by these Medical Service Providers are owned by, controlled by, or affiliated with the Chairman. These contracts expired on September 30, 1997, and were not renewed. Accordingly, no further revenues and related subcontract expenses (except some incidental income) were recognized after that date. Effective December 31, 1997, the Company terminated its remaining contracts that were purchased in 1995 through 1997. The contracts were terminated because they were not providing sufficient cash flows to support the Company's operations.

     Prior to the restructuring, services were generally provided to the Company's clients through a subcontracting arrangement with Russell Data Services, Inc., a Nevada company ("Russell Data"), an entity which is owned by EquiMed, Inc., a publicly traded company which is controlled by the Chairman, or through various entities that are owned by, controlled by and affiliated with the Company's Former President. Such arrangements have not been negotiated on an arm's length basis and may not have been as favorable as that which could have been obtained from a third party.

     Since its inception, the Company has grown primarily through the acquisition of client contracts and businesses as follows.

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

     On February 13, 1996, the Company acquired the accounts receivable and approximately 25 client contracts of Doctors Medical Billing Service, A Limited Liability Corporation ("Doctors Medical"), a billing and collection company located in Las Vegas, Nevada. Doctors Medical's clients are involved in various medical specialties, including cardiology, emergency room and primary care. Approximately 90 physicians were covered under the Doctors Medical contracts. Pursuant to the contracts rights purchase agreement with Doctors Medical, the Company has assumed the right to receive payments and the obligation to provide services with respect to the billing and collection of fees for medical services provided by these Medical Service Providers.

     On April 1, 1996, the Company acquired the accounts receivable and approximately 19 client contracts of National Medical Services, Inc. ("National Medical"), a billing and collection company located in Las Vegas, Nevada. National Medical's clients are involved in various medical specialties, including anesthesiology and primary care. Approximately 90 physicians were covered under the National Medical contracts. Pursuant to the contracts rights purchase agreement with National Medical, the Company has assumed the right to receive payments and the obligation to provide services with respect to the billing and collection of fees for medical services provided by these Medical Service Providers.

     On August 1, 1996, the Company acquired seven additional contracts to provide billing, collection and accounts receivable management services between Rapier and Medicine Service Providers in Massachusetts and New Hampshire. The clients involved with these contracts are in the emergency room specialty. Approximately 54 physicians were covered under these contracts. Pursuant to the contracts rights purchase agreement with Rapier, the Company has assumed the right to receive payments and the obligation to provide services with respect to the billing and collection of fees for medical services provided these Medical Service Providers.

     On March 1, 1997, the Company acquired a contract to provide billing and collection services between Rapier and an emergency medical group in Rhode Island. Approximately 19 physicians were covered under this contract. Pursuant to the contracts rights purchase agreement with Rapier, the Company has assumed the right to receive payments and the obligation to provide services with respect to the billing and collection of fees for medical services provided by these Medical Service Providers.

     On March 1, 1997, the Company acquired a contract to provide billing and collection services between Medical Business Systems, Inc. ("MBS") and an emergency medical group in Cleveland, Ohio area. Approximately 22 physicians were covered under this contract. Pursuant to the contracts rights purchase agreement with MBS, the Company has assumed the right to receive payments and the obligation to provide services with respect to the billing and collection of fees for medical services provided by these Medical Service Providers.

     On August 1, 1997, the Company acquired a twelve contracts to provide billing and collection services between Medical Billing Services of Arizona, Inc. ("MBS of Arizona") and certain Medical Service Providers in the Arizona. Pursuant to the contracts rights purchase agreement with MBS of Arizona, the Company has assumed the right to receive payments and the obligation to provide services with respect to the billing and collection of fees for medical services provided by these Medical Service Providers.

     The acquired contracts described above were not providing sufficient cash flows to support the Company's operations. Effective December 31, 1997, the Company announced that it was restructuring the Company's operations for the future, resulting in the write-off of all of the contracts that it had acquired to provide billing and collection services. These contracts were acquired June 30, 1995 through August 1, 1997. In addition, the contracts for services provided with various entities that are owned by, controlled by or affiliated with the Former President were terminated.

     Effective January 1, 1998, the Company restructured its operations. In the future, the Company will strategically align and affiliate itself, though acquisitions and partnerships, with established companies that offer billing and collection and accounts receivables management services to Medical Service Providers. The Company anticipates, that following the consummation of such acquisitions and partnerships, it will be able to provide access to offshore labor and high technology. The Company plans to continue to expand its client base through its marketing program and through the acquisition of entities to provide billing, collection and accounts receivable management services, as well as accounting services, to Medical Service Providers. The Company intends to continue to expand its client base to include unaffiliated entities. In pursuing this goal, the Company expects to draw upon the healthcare and acquisition experience of its management and outside consultants to identify and develop new business opportunities, including the expansion of its client base by aligning and affiliating itself, through acquisitions and partnerships, with established companies that offer services similar to those marketed by the Company by providing access to offshore labor and high technology.

     Effective January 1, 1998, as part of the restructured operations, the Company acquired the assets and business operations of Shoreline Medical Billing Systems, Inc. ("Shoreline") and Maybruch & Co. ("Maybruch & Co."), two privately owned companies which perform physician billing and collection and various practice management and accounting services in Suffern, New York.

Relationship with Subcontractors

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

     Russell Data is owned by EquiMed, Inc., a publicly traded company controlled by the Chairman. Russell Data may contract with other companies owned by, controlled by, or affiliated with the Chairman for the subcontracting of services that Russell Data may render under its contract with the Company. The Company believes that the terms of the contracts between the Company and companies owned by, controlled by, or affiliated with the Chairman will in the future be determined through good faith negotiations between the Company and such related entities, subject to the approval of independent directors of the Company. Potential conflicts of interests will be resolved by independent directors of the Company in the exercise of their fiduciary duties to the Company's shareholders. In addition, Russell Data had contracted with other companies owned by, controlled by or affiliated with the Former President.

     Starting on March 1, 1997, the Company began contracting directly with companies that were owned by, controlled by or affiliated with the Former President to provide services to the Company which were similar to those offered by Russell Data. The contracted services were on a non-exclusive basis or, in one instance, an exclusive basis, and were to provide certain specified billing and collection services for a fee of 70 percent of net revenues to be received by the Company for services billed by these companies. Since the contracts acquired in 1995 through 1997 did not provide sufficient cash flows to support the Company's operations, the contracts for services provided to the Company by entities owned by, controlled by or affiliated with the Former President were terminated.

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

Services Marketed by the Company

     The Company recently announced that it was restructuring the Company's operations for the future. Under its previous method of operations, the Company marketed a broad spectrum of services to Medical Service Providers. These services included start-up services, data accumulation and storage, data coding, insurance and patient billing, transmission of electronic claims and statements, establishment of write-off procedures, application of adjustments, follow-up on insurance claims, patient inquiry services, preparation of management reports, third-party audit support services, establishment of collection procedures, selection of collection agency and maintenance of operational procedures. Accounting services include preparation and maintenance of financial books and records, preparation of balance sheets, income statements and workpapers, and coordination with accountants and tax preparers.

     The Company entered into contracts with its clients for the provision of services for a fee which generally is based upon percentage of net collections and is billable monthly upon collection. The Company's fees varied depending upon the average physician charge per procedure, number of procedures, difficulty of collection, and payor mix (e.g., Medicare, commercial insurer or self-pay). The fees charged by the Company generally is fixed at the outset of the engagement based upon a complete review and analysis of the collectibility of the client's receivables portfolio and the anticipated costs of such collection.

     Under the new restructuring, the Company will strategically align and affiliate itself, though acquisitions and partnerships, with established companies that offer billing and collection and accounts receivables management services to Medical Service Providers. The Company anticipates, that following the consummation of such acquisitions and partnerships, it will be able to provide access to offshore labor and high technology. The Company plans to continue to expand its client base through its marketing program and through the acquisition of entities to provide billing, collection and accounts receivable management services, as well as accounting services, to Medical Service Providers. The Company intends to continue to expand its client base to include unaffiliated entities. In pursuing this goal, the Company expects to draw upon the healthcare and acquisition experience of its management and outside consultants to identify and develop new business opportunities, including the expansion of its client base by aligning and affiliating itself, through acquisitions and partnerships, with currently established companies that offer services similar to those marketed by the Company by providing access to offshore labor and high technology.

Acquisition Strategy and Structure

     Prior to announcing its restructuring, the Company acquired contracts from companies which provide similar services as those marketed by the Company. The Company now plans to strategically align and affiliate itself, through acquisitions and partnerships, with currently established companies that offer billing and collection and practice management services to Medical Services Providers. In the future, the Company anticipates, that, following the consummation of such acquisitions and partnerships, it will be able to provide access to offshore labor and high technology. The Company will also attempt to acquire the service component of certain Medical Service Providers that perform their own billing functions. While the terms of the acquisitions will vary in certain respects, such acquisitions are generally expected to involve the purchase of assets and operations of selling entity at an agreed upon price, as well as non-competition and non-solicitation agreements between the Company and the selling entity. The purchase price for the acquisitions will be determined, among other things, based on projected cash flow to the Company of the entity and will typically be paid by combinations of cash and capital stock and, in some cases, promissory notes. There can be no assurance that the Company can continue to identify and acquire or affiliate itself with desirable entities on terms favorable to the Company or in a timely manner, or that such acquisitions, if consummated, will prove to be beneficial to the Company.

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

     The Company maybe subject to criminal, civil and administrative penalties under Federal and state law prohibitions against submitting false claims for payments. Generally, criminal penalties subjecting participants to fines and imprisonment require that the entity act knowingly, willfully or with fraudulent intent. This standard might be met if an agent of the Company prepared and filed false claims or was aware of false claims initiated by clients. In addition, the Company could be viewed as conspiring to defraud Medicare or another third-party payor, or as aiding and abetting the client in a criminal billing scheme if it were aware that fraudulent claims were being submitted. Civil statutes provide for penalties in excess of $10,000 per claim, including submitting claims with "reckless disregard" of the truth or falsity of submitted information. The Federal civil money penalties statute provides for civil penalties of up to $10,000 per claim (plus an assessment of twice the amount claimed) against anyone who presents or causes to be presented a false or improper claim under Medicare or Medicaid, including billing agents. Liability is imposed on persons who "know or should know" that a claim is "false," "fraudulent" or for services "not provided as claimed." In addition, the Company is subject to various other laws that provide for monetary sanctions for technical billing violations, many of which may give rise to penalties of up to $10,000 per violation. The Company is also subject to criminal laws regarding failure to disclose known overpayments under Medicare or Medicaid.

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

Employees

     As of March 31, 1998, the Company had forty-three employees, none of whom are represented by a union. The Company anticipates the number of employees will continue to grow if it can successfully identify companies with operations to be acquired. The Company believes that its relationships with its employees are good.

Important Factors Regarding Forward Looking Statements

     Some of the information presented in this report constitutes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results of the Company's marketing and acquisition activities and its results of operations will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, among others, uncertainty of whether the Company's marketing activities will result in an expansion of its client base or lead to additional acquisitions and affiliation with established companies that offer billing and collection and practice management services to Medical Service Providers, uncertainties related to the demand for the services provided by the Company, uncertainties related to state and federal governmental regulation of the Company's business, uncertainties to provide access to offshore labor and high technology, and the uncertainty of whether the combination of operating cash flows, the proceeds remaining from the Company's initial public offering, repayment of the accounts and notes receivables and income tax refunds will be sufficient to fund its growth and operations over the next twelve months. Specific reference is made to the risks and uncertainties described in the Company's Registration Statement on Form S- 3, Registration No. 333-11381.

ITEM 2.           DESCRIPTION OF PROPERTY

     The Company leases space for its headquarters and executive offices in Sparks, Nevada on a month-to-month basis at a monthly rental of $300 from an entity which is owned and controlled by the Chairman. In addition, the Company rented an office located in Newton, Massachusetts until February 1997. Under the terms of the lease, which was for a term of five years, the Company paid a monthly rental of $5,439.50. This lease is expected to be assigned effective May 1, 1998. Effective February 1, 1998, the Company has leased an office located in Suffern, New York. Under the terms of the lease, which is for a term of five years, the Company will pay a monthly rental of $5,328.00.

ITEM 3.           LEGAL PROCEEDINGS

     The Company is party to routine legal proceedings incidental to its normal activities. The Company is not aware of any legal matters which would have a material adverse effect on the Company's financial position.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company solicited consents from its stockholders of record as of December 31, 1997, for approval of a 1 for 10 reverse split of the Company's Common Stock. Stockholders representing approximately 61.1% of the eligible Common Stock outstanding consented to the reverse stock split and stockholders representing 2.3% of the eligible Common Stock voted against the reverse split.

                                    PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

     The Common Stock of the Company has been listed on the Nasdaq National Market under the symbol NMFS since January 29, 1996. Prior thereto, the Common Stock was listed on the Nasdaq SmallCap Market. Due to the Company's current market capitalization, the Company is not in compliance with the requirements of the Nasdaq National Market. Accordingly, the Company may have to apply for inclusion on the Nasdaq SmallCap Market. There can be no assurance that the Company will qualify for such inclusion or, if the Company does qualify, that it will be able to maintain such qualification. The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock on the Nasdaq SmallCap Market and the Nasdaq National Market (1).


                                                   High                 Low


1996

1st Quarter................................       $66.25               $40.00

2nd Quarter................................       $67.50               $34.38

3rd Quarter................................       $53.75               $28.75

4th Quarter................................       $46.88               $30.63

1997

1st Quarter................................       $52.50               $25.00

2nd Quarter................................       $31.25               $10.63

3rd Quarter................................       $27.50               $10.00

4th Quarter................................       $12.50               $ 1.88


----------

(1) The high and low prices reported in the table have been restated to reflect the 2 for 1 stock split which was effective on February 24, 1997 and the 1 for 10 reverse stock split which was effective on February 10, 1998.

     As of March 31, 1998, there were approximately 100 record holders and approximately 1000 beneficial owners of the Common Stock.

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

     During the year ended December 31, 1997, in connection with certain acquisitions of accounts receivable and client contracts, the Company issued shares of Common Stock to the former owners of such accounts receivable and client contracts as follows:



                                                Number
Acquisition             Transaction Date       of Shares     Price per Share
-----------             ----------------       ---------     ---------------

MBS                      March 1, 1997          4,445             $45.00
Rapier                   March 1, 1997          1,445             $45.00
MBS of Arizona           August 1, 1997        38,400             $15.60



     All of the issuances of Common Stock by the Company during the year ended December 31, 1997 were made pursuant to exemptions from registration under
Section 4(2) of the Securities Act of 1933, as amended.

     Effective December 31, 1997, the Company terminated contracts that were acquired in 1995 through 1997, because they were not providing sufficient cash flows to support the Company's operations. The number of shares of Common Stock issued by the Company and still maintained in escrow will be either released to the respective seller or returned to the Company in 1998 as follows:


                                            Number of Shares   Number of Shares
                                             to be Released      to be Returned
Acquisition               Acquisition Date    to the Seller      to the Company
-----------               ----------------    -------------      --------------
Asterino                  December 1, 1995        -0-               20,000
Rapier                    December 1, 1995      2,812                   --
Doctors Medical           February 13, 1996       (1)                  (1)
National Medical          April 1, 1996         6,000                   --
Rapier                    August 1, 1996        4,274                   --
MBS                       March 1, 1997         4,445                   --
Rapier                    March 1, 1997         1,445                   --
MBS of Arizona            August 1, 1997          -0-               38,400


----------

(1) 38,824 shares of Common Stock held in escrow were released to sellers on November 4, 1997.

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

Overview

     The Company was formed initially as a vehicle for the outsourcing of billing, collection and accounts receivable management services, as well as certain accounting services, which were performed internally by over 40 Medical Service Providers which are owned by, controlled by, or affiliated with the Chairman. The Company commenced operations in August 1994 and entered into a series of contracts commencing October 1, 1994 to provide billing and collection services to these Medical Service Providers. Under the majority of these contracts, the Company's clients paid an aggregate of 4% for billing, collection and accounting services. These contracts expired on September 30, 1997 and were not renewed. Accordingly, no further revenues and related subcontract expenses (except some incidental income) were recognized after that date. Effective December 31, 1997, the Company announced that it was restructuring the Company's operations for the future, resulting in the write-off of all of the contracts to provide billing and collection services it had acquired during the period from June 30, 1995 through August 1, 1997.

     Since the Company's inception, the Company acquired certain businesses and contracts to provide billing, collection and other services. Upon such acquisition, the Company assumed the obligations under the contracts then in place on their existing terms and conditions. Some of these contracts required the clients to pay higher rates for the services provided thereunder. In certain instances, the Company's clients pay a flat monthly fee or annual fee for services. Regardless of the amount of fees paid to the Company by a particular client, the Company retains its operating margin of 30% because of its contractual relationship with Russell Data. There can be no assurance that the Company will be able to continue to acquire, negotiate or renew contracts on the same terms and conditions as it has to date. In 1997, the Company entered into contractual relationships with several entities, which are owned by, controlled by or affiliated with the Former President, to provide services to the Company which were on similar term to that of Russell Data.

     Effective December 31, 1997, the Company announced that it was restructuring the Company's operations for the future, resulting in the write-off of all of the contracts it had acquired to provide billing and collection services. These contracts were acquired June 30, 1995 through August 1, 1997. In addition, the Company terminated its contractual relationship for services provided by the entities which are owned by, controlled by or affiliated with the Former President.

     Under the restructuring, the Company expects to expand its business of the next year by marketing through direct sales to new clients, as well as strategically aligning and affiliating itself, through acquisitions and partnerships, with established companies that offer billing and collection and practice management services to Medical Service Providers. The Company expects that, following the consummation of such acquisitions and partnerships, it will be able to provide access to offshore labor and high technology. In addition to acquisitions and affiliations, the Company anticipates that its principal marketing activities for the foreseeable future will include direct sales, attendance at trade shows, telemarketing, production of written marketing materials and seminars. These marketing activities are currently conducted by the Company's President and certain outside consultants.

     As part of the restructuring, the Company acquired the assets and business operations of Shoreline & Maybruch & Co., two entities which perform physician billing and collection and various practice management services. These services are performed by approximately forty employees in Suffern, New York. The Company anticipates the number of employees and locations could increase as it strategically aligns itself with other established companies offering billing and collection and various practice management services. Additionally, the Company expects to utilize offshore labor and high technology to control and hopefully reduce its operating costs to provide these services.

     With the restructured operations, the Company expects that it will require an increase in the number of employees and equipment over the next twelve months as business grows.

     In January 1995, the Company decided to expand its services to be marketed to include accounting services to Medical Service Providers. The Company entered into a series of contracts to provide this new service to the Medical Service Providers which are owned by, controlled by, or affiliated with the Chairman. These contracts expired on September 30, 1997 and were not renewed. Accordingly, no further revenues or related subcontract expenses (except some incidental income) were recognized after that date. The Company may in the future further expand the services it markets to its customers or acquire contracts or businesses in other medical or non-medical industries, but there is no assurance that will do so.

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

Results of Operations

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     During 1997 and 1996, the Company consummated three separate transactions in each year in which it acquired an aggregate of approximately 14 and 52 billing contracts, respectively.

     Total revenues for the years ended December 31, 1997 and 1996 were $8,257,500 and $9,215,100, respectively, a decrease of approximately 10.4%. Approximately 42.0% of the 1997 revenues, as compared to 49.9% of the 1996 revenues, were derived from the Company's contracts with Medical Service Providers owned by, controlled by or affiliated with the Chairman. These contracts expired on September 30, 1997 and were not renewed. Accordingly, no further revenues were recognized after that date. The increase in revenues from acquisitions made by the Company during the first, second and third quarters of 1996 and the acquisitions made by the Company during the first and third quarters of 1997 did not exceed the decrease in revenues from expired and lost contracts. Revenues earned for the year ended December 31, 1997 consisted of $7,628,500, or 92.4% of revenues, for billing and collections services, $398,700, or 4.8% of revenues, for accounting services, and $230,300, or 2.8% of revenues, for late charges. Revenues earned for the year ended December 31, 1996 consisted of $8,343,300, or 90.5% of revenues, for billing and collections services, $558,400, or 6.1% of revenues, for accounting services, and $194,500, or 2.1% of revenues, for late charges, and $118,900, or 1.3% of revenues, for consulting services. The percentage of revenues attributable to billing and collection services as compared to accounting services has increased as the Company has acquired additional contracts which provide only for billing and collection services.

     During the years ended December 31, 1997 and 1996, the Company incurred subcontract costs to Russell Data and entities owned by, controlled by or affiliated with the Former President in the amount of $5,619,000 and $6,223,000, respectively, for services rendered. Since the contracts with the Company's Chairman expired on September 30, 1997, and were not renewed, no further revenues was recognized after that date. Accordingly, no further subcontract expenses related to these contracts were recognized after that date. Of the amounts paid during the years ended December 31, 1997 and 1996, the costs incurred with Russell Data were $5,033,100 and $6,223,000, respectively, and the costs incurred to entities owned by, controlled by or affiliated with the Former President were $585,900 and $0, respectively. The Company reported operating income of $2,638,500, loss before taxes of $9,200,600, net loss of $7,844,700, and basic loss per share of $5.17 for the year ended December 31, 1997. The Company reported operating income of $2,992,100, income before taxes of $2,092,600, net income of $1,405,500, and basic earnings per share of $0.95 for the year ended December 31, 1996.

     The Company incurred selling, general and administrative expenses of $617,800 and $931,100 for the years ended December 31, 1997 and 1996, respectively. The expenses for 1997 consisted primarily of salaries and related employee benefits, insurance expense and professional fees, while the expenses for 1996 consisted primarily of salaries and related employee benefits, franchise taxes and professional fees.

     The Company incurred depreciation and amortization expenses of $507,200 and $325,600 for the years ended December 31, 1997 and 1996, respectively. The expenses for both years was primarily comprised of amortization expenses of intangible assets (i.e., the client contracts acquired). In 1997, it was determined that the client contracts were not providing sufficient cash flows to support the Company's operations. The contracts and their related elements were written-off in 1997. The Company incurred expenses of $10,899,300 related to the write-offs. In addition, a net write-off of $129,800 was incurred in 1997, from entities owned by, controlled by or affiliated with the Company's Chairman.

     During 1997, the Company experienced an operating loss of $9,200,600, which resulted in a loss carry back of $2,597,600 to obtain refunds of income taxes paid in 1994 through 1996 of $1,355,900. In addition, refunds of estimated tax payments made in 1997 and tax overpayments in prior years amounted to $400,700, which will also be refunded. The Company's effective tax rate was 32.8% for the year ended December 31, 1996.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     During 1995, the Company consummated one acquisition of a billing and collection company and one acquisition of a billing contract. During 1996, the Company consummated three separate transactions in which it acquired approximately 52 billing contracts.

     Total revenues for the years ended December 31, 1996 and 1995 were $9,215,100 and $5,956,000, respectively, an increase of approximately 54.7%. Approximately 49.9% of the 1996 revenues, as compared to 85.1% of the 1995 revenues, were derived from the Company's contracts with Medical Service Providers owned by, controlled by, or affiliated with the Chairman. The acquisitions made by the Company during the second and fourth quarters of 1995 and the acquisitions made in the first, second and third quarters of 1996 are the primary reasons for the increased volumes. Revenues earned for the year ended December 31, 1996 consisted of $8,343,300, or 90.5% of revenues, for billing and collections services, $558,500, or 6.1% of revenues, for accounting services, and $194,500, or 2.1% of revenues, for late charges, and $118,900, or 1.3% of revenues, for consulting services. Revenues earned for the year ended December 31, 1995 consisted of $5,068,200, or 85.1% of revenues, for billing and collections services, $641,400, or 10.8% of revenues, for accounting services, and $246,400, or 4.1% of revenues, for late charges. The percentage of revenues attributable to billing and collection services as compared to accounting services has increased as the Company has acquired additional contracts which provide only for billing and collection services.

     During the years ended December 31, 1996 and 1995, the Company incurred costs to Russell Data in the amount of $6,223,000 and $3,996,700, respectively, for services rendered. The Company reported operating income of $2,992,100, income before taxes of $2,092,600, net income of $1,405,500, and primary earnings per share of $0.09 for the year ended December 31, 1996. The Company reported operating income of $1,959,400, income before taxes of $1,365,000, net income of $891,700, and primary earnings per share of $0.08 for the year ended December 31, 1995.

     The Company incurred selling, general and administrative expenses of $931,100 and $666,400 for the years ended December 31, 1996 and 1995, respectively. The expenses for 1996 consisted primarily of salaries and related employee benefits, franchise taxes and professional fees, while the expenses for 1995 consisted primarily of salaries and related employee benefits and professional fees.

     The Company incurred depreciation and amortization expenses of $325,600 and $57,100 for the years ended December 31, 1996 and 1995, respectively. The expenses for both years was primarily comprised of amortization expenses of intangible assets, (i.e., the client contracts acquired).

     The Company's effective tax rate was 32.8% and 34.7% for the years ended December 31, 1996 and 1995, respectively.

Liquidity and Capital Resources

     At inception, the Company's operations were funded by $1,000,000 in capital contributions in the form of notes received from the Company's principal stockholders, which notes have been repaid. The Company realized net income
(loss) from operations of ($7,844,700) and $1,405,500 for the years ended December 31, 1997 and 1996, respectively.

     In June 1995, the Company acquired the cash, accounts receivable and the client contracts of Asterino, a billing and collection company located in Schenectady, New York that provides services to approximately 20 Medical Service Providers who were not affiliated with Asterino or the Chairman. The total consideration paid for the acquisition was $1,050,000 in cash and $600,000 in Common Stock valued at the Company's initial public offering price, or 30,000 shares. These shares are freely tradable, subject to a lock-up agreement which expired on January 1, 1997. An additional 500 shares in lieu of interest were issued on October 1, 1995 in connection with this transaction. The Company placed an additional 20,000 shares of Common Stock into escrow pursuant to the purchase agreement. Fewer shares would ultimately be released from escrow if certain revenue levels were not maintained. At December 31, 1997, 20,000 shares of Common Stock held in escrow will be returned to the Company.

     On August 9, 1995, the Company completed its initial public offering (the "Offering") of 400,000 shares of Common Stock at $20.00 per share. In addition, the underwriters exercised in full their over-allotment of 60,000 shares in full on August 21, 1995. The net proceeds to the Company of its Offering and the exercise of the over-allotment option was approximately $7,550,000.

     On December 1, 1995, the Company acquired a billing contract between Rapier and UEMF. The total consideration paid for the contract was $750,000, consisting of $650,000 in cash and 2,712 shares of Common Stock valued at $36.90 per share, the price of the Common Stock on December 1, 1995. In accordance to the purchase agreement, the Company placed these shares into escrow. Fewer shares would be released from escrow if certain revenue levels were not maintained. At December 31, 1997, 2,712 shares of Common Stock held in escrow will be released by the Company in 1998.

     On February 13, 1996, the Company acquired the accounts receivable and client contracts from Doctors Medical. The total consideration paid for this acquisition was $1,800,000, consisting of $150,000 in cash and 38,824 shares of Common Stock valued at $42.50 per share. In accordance with the purchase agreement, the Company placed these shares into escrow. Fewer shares would ultimately be released from escrow if certain revenue levels were not maintained. On November 4, 1997, the Company released these shares from escrow.

     On April 1, 1996, the Company acquired the accounts receivable and client contracts from National Medical. The total consideration paid for this acquisition was $550,000, consisting of $250,000 in cash and 6,000 shares of Common Stock valued at $50.00 per share. In accordance with the purchase agreement, the Company placed these shares into escrow. Fewer shares would ultimately be released from escrow if certain revenue levels were not maintained. At December 31, 1997, 6,000 shares of Common Stock held in escrow will be released by the Company in 1998.

     On August 1, 1996, the Company acquired from Rapier seven additional contracts to provide billing, collection and accounts receivable management services to Medical Service Providers in Massachusetts and New Hampshire. The total consideration paid was $945,000, consisting of $750,000 in cash and 4,274 shares of Common Stock valued at $45.60 per share. In accordance with the purchase agreement, the Company placed these shares into escrow. Fewer shares will ultimately be released from escrow if certain revenue levels are not maintained. At December 31, 1997, 4,274 shares of Common Stock held in escrow will be released by the Company in 1998.

     On March 1, 1997, the Company acquired a contract from Rapier to provide billing and collection services to Medical Service Providers in Rhode Island. The total consideration paid was $164,998, consisting of $100,000 in cash and 1,445 shares of Common Stock valued at $45.00 per share. In accordance with the purchase agreement, the Company placed these shares into escrow. Fewer shares would ultimately be released from escrow if certain revenue levels were not maintained. At December 31, 1997, 1,445 shares of Common Stock held in escrow will be released by the Company in 1998.

     On March 1, 1997, the Company acquired a contract from MBS to provide billing and collection services to Medical Service Providers in the Cleveland, Ohio area. The total consideration paid was $500,000, consisting of $300,000 in cash and 4,445 shares of Common Stock valued at $45.00 per share. In accordance with the purchase agreement, the Company placed these shares into escrow. Fewer shares would ultimately be released from escrow if certain revenue levels were not maintained. At December 31, 1997, 4,445 shares of Common Stock held in escrow will be released by the Company in 1998.

     On August 1, 1997, the Company acquired twelve contracts from MBS of Arizona to provide billing and collection services to certain Medical Service Providers in Arizona. The total consideration paid was $1,800,000, consisting of $600,000 in cash and 38,400 shares of Common Stock valued at $15.60 per share and promissory notes in the aggregate of $600,000. In accordance with the purchase agreement, the Company placed these shares into escrow. The Common Stock and promissory notes would be subject to total or partial forfeiture if certain revenue levels were not maintained. At December 31, 1997, 38,400 shares of Common Stock held in escrow will be returned to the Company and the promissory notes were written-off.

     Effective December 31, 1997, the Company terminated the contracts that were purchased in 1995 through 1997, because they were not providing sufficient cash flows to support the Company's operations. At December 31, 1997, these purchased contracts had a book value of $8,000,400, net of amortization. At December 31, 1997, 77,276 shares of the Company's Common Stock were being held in escrow pending achievement of targeted revenue levels on these contracts. Since the revenue levels on certain contracts were not sufficient to require full release of shares maintained in escrow, 58,400 shares valued at $1,000,000 will not be released and will be returned to the Company.

     The elements of the costs of client contacts written-off consisted of the following:



           Purchased contract costs, net of amortization           $  8,000,400
           Costs of shares to be returned from escrow                (1,000,000)
           Uncollectible receivables from clients                     1,967,700
           Fixed assets, net of depreciation, and other assets           29,700
           Cash advances, net of outstanding payables                 1,595,800
           Severance and other termination costs                        305,700
                                                                    ------------

           Total                                                    $10,899,300
                                                                    -----------
                                                                    -----------


     In addition, the Company had a net write-off of $129,800 from entities owned by, controlled by or affiliated with the Company's Chairman.

     The effects of the net operating loss experienced in 1997 of $9,200,600 created a net loss of $2,597,600 to be carried back to obtain refunds of income taxes paid in 1994 through 1996 of $1,355,900. In addition, refunds of estimated tax payment made in 1997 and tax overpayments in prior years amount to $400,700, which will also be refunded. The Company has net operating loss carryforwards totaling $4,750,000 that will be available to offset future taxable income. These net operating loss carryforwards will be available through the year 2012.

     On January 1, 1998, as part of its new operating strategy, the Company acquired the assets and business operations of Shoreline Medical Billing Systems, Inc. and Maybruch & Company, two privately-owned companies which perform physician billing and collection and various practice management and accounting services. The total consideration paid was $1,313,700, consisting of $913,700 in cash and 163,405 shares of Common Stock valued at $2.40 per share. In accordance with the purchase agreement, additional shares of Common Stock may be issued if the price of the Common Stock falls below certain levels.

     On May 1, 1996, the Company entered into a transaction with First United Equities Corporation ("First United"), a broker-dealer registered with the Securities and Exchange Commission. First United is the principal market maker in the Company's Common Stock. Pursuant to the transaction, the Company loaned $5,200,000 in a series of advances evidenced by a promissory note bearing interest at 10%. Such note was due on demand with seven days notice. The note was collateralized by the guarantees of the principals of First United. On May 29, 1996, First United repaid $2,000,000 to the Company. Effective October 1, 1996, the remaining balance of the note and accrued interest was satisfied through the establishment of an unsecured note due from Russell Data in the amount of $3,344,200. The note bears interest at 10% and establishes a payment schedule which will result in the balance and accrued interest being paid in full by September 15, 1997. On February 10, 1997, the Company received $1,104,786 of principal and accrued interest from Russell Data representing the first in the series of scheduled payments. The balance of the scheduled payments were due on September 30, 1997. The Company did not receive any additional payments during this period of time. On January 6, 1998 and March 4,1998, the Company received additional principal payments for $915,000 and $80,000, respectively, leaving an outstanding principal balance of $1,349,200.

     As of December 31, 1997 and 1996, certain of the Medical Service Providers, which are owned by, controlled by, or affiliated with the Chairman, owed the Company approximately $3,008,500 and $362,300, respectively, in fees for services. Since the these contracts expired on September 30, 1997 and were not renewed, there was no additional amounts billed to these entities since December 31, 1997. Since December 31, 1997, the Company has received $1,000,000 related to the receivables and has paid Russell Data $750,000 for services related to these amounts. As of December 31, 1997 and 1996, the Company owed Russell Data $2,165,100 and $1,074,100, respectively, for services provided. Included in these amounts are prepayments the Company made to Russell Data. As of March 31, 1998 and 1997, $0 and $1,326,000, respectively, has been prepaid to Russell Data.

     The Company's principal sources of liquidity are anticipated to be cash flow from operations, proceeds remaining from the Offering, repayment of the accounts and notes receivables and income tax refunds. The Company expects to fund future acquisitions of businesses by a combination of funds available through the cash from operations, proceeds remaining from the Offering, repayment of the accounts and notes receivables and the issuance of Common Stock and promissory notes. A similar funding strategy is anticipated to be used in its future business growth. The Company anticipates the cash flow from operations, the proceeds remaining from the Offering, repayment of the accounts and notes receivables and income tax refunds will be adequate to fund its operations for the next twelve months, although there can be no assurances to that effect.

Impact of Inflation and Changing Prices

     To date, the Company's business has not been significantly affected by inflation. A substantial portion of the Company's revenues are derived from commercial insurance and government reimbursement programs, both of which have experienced cost containment measures designed to limit payments made to healthcare providers such as the clients of the Company. Continued cost containment efforts by commercial and government insurers may have a material adverse effect on the Company. The implemented RBRVS payment system has reduced Medicare reimbursement rates for certain procedures of the Company's clients. Future implementation of such a system with respect to third party payors, which has been advocated, would adversely affect the Company's revenues.

The Year 2000

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in approximately two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists concerning the potential effects associated with such compliance. Maintenance or modification costs will be expensed as incurred, while the costs of any new software will be capitalized and amortized over the software's useful life. Management believes these "Year 2000" costs will be immaterial.

Prospective Accounting Changes

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income." This Statement established standards for reporting and display of comprehensive income (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires that an enterprise
(a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This Statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statement for earlier periods provided for comprehensive purposes is required. The application of this standard will not have a material impact on the Company.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures about Segments and Related Information." This Statement established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. This Statement need not be applied to interim financial statement in the initial year of application. The application of this standard will not have a material impact on the Company.

ITEM 7.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required by Item 7 are set forth following Item 13 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective July 28, 1997, Coopers & Lybrand, LP ("Coopers") notified the Company that they resigned from their auditor-client relationship with the Company and withdrew from being considered for re-election for the year ended December 31, 1997. Cooper's report on the Company's financial statements during the two most recent fiscal years and all subsequent interim periods preceeding the date hereof contained no adverse opinion or a disclaimer of opinions, and was not qualified as to uncertainty, audit scope or accounting principles. The decision to resign from the relationship was accepted and approved by the Company's Audit Committee.

     During the last two years and the subsequent interim periods to the date hereof, there were no disagreements between the Company and Coopers on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Coopers, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

     None of the "reportable events" described in Item 304(a)(1)(ii) occurred with respect to the Company within the last two fiscal years and the subsequent interim periods to the date hereof.

                                    PART III

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

                        EXECUTIVE OFFICERS AND DIRECTORS

The executive officers and directors of the Company together with their ages and business backgrounds, are as follows:


      NAME                       AGE              POSITION
      ----                       ---              --------


Douglas R. Colkitt, M.D.         44            Chairman of the Board of
                                               Directors and Chief Executive
                                               Officer

Eric D. Robinson                 39            President

Robert W. Horner, Jr.            44            Vice President, Chief Financial
                                               Officer, Treasurer and
                                               Secretary

Jude J. Spak (1) (2)             50            Director

Richard L. Flickinger (1) (2)    64            Director

Robert M. Colkitt (1) (2)        69            Director




--------------------
(1)     Member Compensation Committee

(2)     Member Audit Committee

The following sets forth certain information with respect to the members of the Board of Directors and executive officers of the Company.

     Douglas R. Colkitt, M.D. has been the Chairman of the Board of Directors and Chief Executive Officer of the Company since March 14, 1997. Prior thereto, Dr. Colkitt served as the Chairman of the Board of Directors of the Company since its inception. Dr. Colkitt is also the Chairman, Chief Executive Officer and principal stockholder of EquiMed, Inc., a publicly traded company focusing primarily on physician practice management, information technology and outsourcing services primarily to the health care industry. See "CERTAIN TRANSACTIONS." Dr. Colkitt also owns a number of entities through his venture capital operations which conduct business in the medical field as well as such areas as document management, telemarketing, and software development. Dr. Colkitt is a graduate of Washington and Jefferson College in Washington, Pennsylvania, where he received his B.A. in Chemistry and Economics in 1975. Dr. Colkitt received his M.D. from the University of Pennsylvania and his M.B.A. from the Wharton School of the University of Pennsylvania, both in 1979.

Eric D. Robinson, has been the Company's President since November 1997.
Prior thereto, Mr. Robinson served as President and Chief Executive Officer of Astute Systems, Inc. from July 1994 until November 1997. From 1989 until 1994, Mr. Robinson held various positions with Quixote Corporation, including Vice President/General Manager . Mr. Robinson received his B.S. in Forensic Science from the California State University Sacramento in 1983.

Robert W. Horner, Jr., C.P.A., has been the Company's Chief Financial
Officer, Secretary and Treasurer since its inception and, in addition, became Vice President of the Company in February 1997. Prior thereto, Mr. Horner served as Director, Corporate Finance for Oncology Services Corporation from June 1993 until December 1994. From 1988 until 1993, Mr. Horner held various positions with Unico Corporation, including Vice President, Finance and Controller. Mr. Horner received his B.S. in Accounting from the Pennsylvania State University in 1975.

Jude J. Spak, C.P.A., has been director of the Company since its inception. Mr. Spak is currently employed by Colkitt Associates. Mr. Spak served as Chief Financial Officer of Oncology Services Corporation from August 1990 until December 1995. Prior thereto, he was the Assistant Vice President of Federated Research Corporation since 1987, where he conducted investment research and fixed income mutual fund portfolio management. From 1980 to 1987, Mr. Spak was Assistant Treasurer of Joy Manufacturing Company, a producer of capital goods, and from 1977 to 1980, Mr. Spak was Director of Finance of Allegheny General Hospital. From 1970 to 1977, Mr. Spak was an audit manager with Price Waterhouse. He received his M.B.A. from the University of Pittsburgh and is a Chartered Financial Analyst.

Richard L. Flickinger has been a director of the Company since its inception. Since 1957, Mr. Flickinger has been the owner and operator of Flickinger's Nursery, a tree nursery company located in Sycamore, Pennsylvania.

Robert M. Colkitt has been a director of the Company since December 1995. Prior to his retirement in December 1995, Mr. Colkitt operated a multi-line insurance agency for 38 years. Mr. Colkitt is a chartered life underwriter. He is a principal in Home Gas and Oil Co., Inc., a wholesale producer of natural gas and oil. Mr. Colkitt is the father of Douglas R. Colkitt, M.D., the Company's Chairman and Chief Executive Officer.

Alan H.L. Carr-Locke resigned as the Company's President and Chief Executive Officer, and as a Director of the Company, effective February 1, 1997.

Classes of Directors

     The Board of Directors currently has four members and is divided into two classes. Dr. Colkitt, Mr. Flickinger and Mr. Colkitt are Class I Directors and will serve until the annual meeting of stockholders in 1999 and thereafter for two years or until their successors has been elected and qualified. Mr. Spak is a Class II Director and will serve until the annual meeting of stockholders in 1998 and thereafter for a term of two years or until his successor has been elected and qualified.

Meetings and Committees of the Board of Directors

     The Company has an Audit Committee and a Compensation Committee, but does not have a Nominating Committee.

     The Audit Committee consists of Messrs. Spak, Flickinger and Colkitt. The functions of the Audit Committee generally include reviewing with the Company's independent auditors the scope and results of their engagement and reviewing the adequacy of the Company's systems of internal accounting controls. The Audit Committee held one meeting and acted by written consent one time in 1997.

     The Compensation Committee consists of Messrs. Spak, Flickinger, and Colkitt. The functions of the Compensation Committee are to review and evaluate the compensation of the Company's executive officers, administer the Company's Stock Option Plan and establish guidelines for compensation of other personnel. The Compensation Committee held one meeting and acted by written consent on time in 1997.

     The Board of Directors held two meetings and acted by written consent four times in 1997. Each director attended at least 75% of the aggregate number of meetings of the Board of Directors and committees on which he served while a member of the board.

Compensation of Directors

     No cash compensation is currently paid by the Company to its outside directors, but such directors are eligible to participate in the Company's Stock Option Plan for Non-Employee Directors. The Directors are reimbursed for their expenses of attending meetings of the Board of Directors and committees.

ITEM 10.          EXECUTIVE COMPENSATION

The following table sets forth certain information with respect to compensation paid by the Company for the fiscal year ended December 31, 1997 to the Company's Former President and Chief Executive Officer and other executive officers.

                           Summary Compensation Table


                                               Annual                 Long Term
                                            Compensation            Compensation

                                                                     Securities
   Name & Principal                                                   Underlying           All Other
       Position                  Year   Salary ($)    Bonus ($)       Options (#)      Compensation ($) (1)
       --------                  ----   ----------    ---------       -----------      --------------------

Douglas R. Colkitt, M.D.,        1997    $     --            --            --               $   --
Chairman and Chief
Executive Officer (1)

Alan H.L. Carr-Locke,            1997    $ 18,750            --            --               $1,500
former President and
Chief Executive
Officer (2)                      1996    $150,000            --            --               $9,000


(1) Dr. Colkitt has been the Company's Chairman since its inception. On February 1, 1997, he assumed the additional responsibilities and titles of President and Chief Executive Officer. On November 17, 1997, the Company hired a new President and Dr. Colkitt resigned as President. He continues to serve as the Company' Chairman and Chief Executive Officer. Since its inception, Dr. Colkitt has not received a salary for his services from the Company.

(2) Mr. Carr-Locke commenced employment with the Company on June 1, 1995 at an annual salary of $150,000. Mr. Carr-Locke resigned as an executive officer effective February 1, 1997.

     For the fiscal years ended December 31, 1997 and 1996, only the Company's Former President and Chief Executive Officer received cash compensation in excess of $100,000. Only the Company's new President will receive cash compensation in excess of $100,000 during 1998.

     The following tables set forth information concerning the number of stock options granted during 1997 and 1996 and the value of unexercised options to purchase Common Stock held by the persons listed at December 31, 1997. None of the named executive officers exercised any stock options during 1997.


                                           Stock Options Granted in 1997

                                                    % of Total
                                # of Securities       Options
                                  Underlying        Granted to
                                    Options          Employees           ($/sh)        Expiration
       Name                         Granted         During 1997      Exercise Price       Date
       ----                         -------         -----------      --------------       ----

Douglas R. Colkitt, M.D.          10,000 (1)         40.8%           $27.188           12/19/2005

Eric D. Robinson                  10,000 (2)         40.8%           $ 6.406           11/17/2002

Robert W. Horner, Jr.              2,500 (3)         18.4%           $27.188           06/30/2007
                                   2,000 (1)                         $27.188           12/19/2005


(1) These options were originally granted on December 20, 1995, but were repriced on July 1, 1997 at the current fair market value on that date.

(2) These replacement options vested July 1, 1997.

(3) These options vested November 17, 1997.

     In order to maintain a competitive compensation package to retain the current officers and directors of the Company, the Company repriced the stock options previously granted to those individual at an exercise price of $27.19 per share, the fair market value on that July 1, 1997.

                    Aggregated Stock Option Exercises in 1997
                  and Stock Option Values at December 31, 1997


                                                       Number of Securities
                                                            Underlying                Value of Unexercised
                          Shares Acquired on            Unexercised Options               In-the-Money
      Name                      Value                      at FY-End                 Options at FY-End ($)
      ----

                       Exercise(#)  Realized($)     Exercisable   Unexercisable    Exercisable  Unexercisable
                       -----------  -----------     -----------   -------------    -----------  -------------

Douglas R. Colkitt, M.D.   --           --             10,000           --              --           --

Eric D. Robinson           --           --             10,000           --              --           --

Robert W. Horner, Jr.      --           --              2,500           --              --           --
                           --           --              2,000           --              --           --


Employment Agreements

     On September 1, 1997 with an effective date of November 1, 1997, the Company entered into an employment agreement with Eric D. Robinson, pursuant to which Mr. Robinson is to serve as President of the Company for the initial term through August 31, 2002 unless earlier terminated by Mr. Robinson or the Board of Directors. The agreement provides for an annual salary of not less than $150,000 per year plus bonuses, subject to the approval of the Board of Directors, benefits and reimbursement of expenses. Mr. Robinson was also granted non-qualified stock options under the Company's Stock Option Plan. He was granted options to purchase 10,000 shares of the Company's Common Stock at a fair market value of $6.41 per share.under the Company's Stock Option Plan. In addition, Mr. Robinson is entitled to severance and other payments following the termination of his employment in certain circumstances, including a breach by the Company of the agreement or a change in control of the Company. Under such circumstances, Mr. Robinson is entitled to receive a payment from the Company equal to six months of his annual salary then in effect for any reason other than a change in control. If the termination is due to a change in control, Mr. Robinson is entitled to receive a cash severance equal to twelve months of his annual salary then in effect. The agreement requires Mr. Robinson to devote his best efforts to the interests and business of the Company.

     Effective February 1, 1997, Mr. Carr-Locke resigned as the Company's President and Chief Executive Officer and as a Director of the Company. The employment agreement pursuant to which Mr. Carr-Locke was to serve as President and Chief Executive Officer of the Company for an initial term through May 31, 1998 unless earlier terminated by Mr. Carr-Locke or the Board of Directors, was terminated by mutual consent.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Management and Principal Stockholders

     The following table sets forth certain information regarding the beneficial ownership of shares of Common Stock as of March 31, 1998 by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each of the

Company's directors, (iii) each executive officer named in the table under the caption "Executive Compensation" and (iv) all directors and executive officers as a group.


Name and Address                         Number of Shares
Beneficial Owner (1)                     Beneficially Owned (2)        Percent
--------------------                     ----------------------        -------

Douglas R. Colkitt, M.D.                      965,629 (3)                44.5%
Eric D. Robinson                               10,000 (4)                  *
Robert W. Horner, Jr.                           5,012 (5)                  *
Jude J. Spak                                   24,400 (6)                 1.4
Richard L. Flickinger                          31,800 (6)                 1.9
Robert M. Colkitt                              20,000 (6)                 1.2
Alan H.L. Carr-Locke
7-57 Wells Avenue
Newton, Massachusetts 02159                   363,989 (7)                18.5
All directors and executive officers
as a group (6 persons)                      1,056,931                    47.1%


--------------------
* Less than 1.0%

(1) Except as otherwise set forth, the address of all such beneficial owners is in care of the Company at 1315 Greg Street, Suite 103, Sparks, Nevada 89431.

(2) Pursuant to the rules of the Securities and Exchange Commission, shares of Common Stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage beneficial ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(3) Includes 40,000 shares currently held in escrow and are subject to release in 1998. Includes currently exercisable options to purchase 15,000 shares at $1.63 per share. Includes currently exercisable Chairman's Warrants to purchase 450,000 shares, including 150,000 shares at $75.00 per share expiring August 2, 1998, 150,000 shares of Common Stock at $100.00 per share expiring on August 2, 2000 and 150,000 shares of Common Stock at $125.00 per share expiring on August 2, 2002.

(4) Includes currently exercisable options to purchase 10,000 shares at $1.63 per share.

(5) Includes currently exercisable options to purchase 4,500 shares at $1.63 per share.

(6) Includes currently exercisable options to purchase 20,000 shares at $1.63 per share.

(7) Based upon the latest information available to the Company. Includes currently exercisable incentive stock options to purchase 4,638 shares at $47.44 per share and non-qualified stock options to purchase 5,363 shares at $43.13 per share. Includes currently exercisable options to purchase 104,167 shares of Common Stock at an exercise price of $22.50 per share. Includes currently exercisable Chairman's Warrants to purchase 150,000 shares, including 50,000 shares at $75.00 per share expiring August 2, 1998, 50,000 shares of Common Stock at $100.00 per share expiring on August 2, 2000 and 50,000 shares of Common Stock at $125.00 per share expiring on August 2, 2002.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Douglas R. Colkitt, M.D., the Chairman, Chief Executive Officer and principal stockholder of the Company, owns, controls or is affiliated with a significant portion of the entities that were clients of the Company. The contracts with these entities expired on September 30, 1997 and were not renewed. No further revenues and related subcontract expenses (except some incidental income) related to these contracts were recognized after their expiration.

     The Company has contracted with Russell Data Services, Inc. ("Russell Data"), an entity which is owned by EquiMed, Inc., a publicly traded company which is controlled by Dr. Colkitt, to provide for services to be performed for clients of the Company. The contract is for a term of ten years and expires on September 20, 2004. The contract provides for the Company to pay Russell Data a fee of 70 percent of all net revenues to be received by the Company for services provided by Russell Data. Under the terms of the contract, the Company is permitted to contract with providers of services other than Russell Data and Russell Data is permitted to provide its services to companies other than the Company. However, Russell Data is obligated to accept from the Company all contracts which are priced at not less than 80% of the industry norm. The contract contains an arbitration procedure to be followed in the event a dispute arises between the parties under the contract. In addition, Russell Data may contract with other companies owned by, controlled by or affiliated with Dr. Colkitt for the subcontracting of services that Russell Data may render under its contracting arrangement with the Company.

     The Company may also contract for administrative services, such as payroll and accounting services, with companies owned by, controlled by or affiliated with Dr. Colkitt. Prices for any such services have not been established and the need for such services may vary from time to time. Any such services shall be performed on terms which may be less favorable than could be obtained from a third party.

     At December 31, 1997, the Company recognized a net write-off of $129,800 from entities owned by, controlled by or affiliated with Dr. Colkitt. The remaining receivable balance at December 31, 1997 of $3,008,500 was outstanding and in the opinion of management, this amount is fully collectible. From January 1, 1998 until March 31, 1998, the Company has received $1,000,000 that has been applied against this balance, leaving an unpaid balance of $2,008,500.

     The Company has entered into a month-to-month operating lease for office space in Sparks, Nevada from an entity that is owned and controlled by Dr. Colkitt. The monthly rental of $300 includes utilities. The Company believes that the terms of this lease are fair and reasonable to the Company.

     In January 1995, the Company purchased an unlimited site software license, which was installed in December 1996. The license with the software company, Astute Systems, Inc. ("Astute"), which is owned and controlled by Dr. Colkitt, was not negotiated on an arm's length basis. Effective December 1996, the terms of the license were amended to include a ten year licensing period and would include all updates and software changes during the term of the license. In addition, Mr, Robinson had served as the President and Chief Executive Officer of Astute from 1994 until November 1997, when he became President of the Company.

     On May 1, 1996, the Company entered into a transaction with First United Equities Corporation ("First United"), a broker-dealer registered with the Securities and Exchange Commission. First United is the principal market maker in the Company's Common Stock. Pursuant to the transaction, the Company loaned $5,200,000 through a series of advances evidenced by a promissory note bearing interest at 10%. Such note was due on demand with seven days notice. The note was collateralized by the guarantees of the principals of First United. On May 29, 1996, First United repaid $2,000,000 to the Company. Effective October 1, 1996, the remaining balance of the note and accrued interest was satisfied through the establishment of an unsecured note from Russell Data, in the amount of $3,344,174. The note bears interest at 10% and establishes a payment schedule of $1,000,000 each at January 15, April 15 and July 15, 1997, plus accrued interest thereon, with the remaining balance and interest thereon due on September 15, 1997. On February 10, 1997, the Company received $1,104,786 in principal and accrued interest from Russell Data in accordance with the payment schedule. The balance of the scheduled payments were due on September 30, 1997. The Company did not receive any additional payments during this period of time. On January 6, 1998 and March 4, 1998, the Company received additional principal payments for $915,000 and $80,000, respectively, leaving an outstanding principal balance of $1,349,200. In the opinion of management, this amount is fully collectible.

     At the Company's inception on August 3, 1994, the Company sold a total of 933,334 shares of its Common Stock to certain individuals, including 906,834 shares to the Company's directors and officers. See "PRINCIPAL STOCKHOLDERS." The consideration for such shares of Common Stock was approximately $1.10 per share, substantially all of which consideration consisted demand notes executed by the purchasers, which notes have all been repaid.

     On December 8, 1994, the Company granted to Dr. Colkitt warrants to purchase an aggregate of 600,000 shares exercisable one year from the date of its initial public offering, including 200,000 shares of Common Stock at $75.00 per share expiring after three years, 200,000 shares of Common Stock at $100.00 per share expiring after five years, and 200,000 shares of Common Stock at $125.00 per share expiring after seven years. In August 1996, Dr. Colkitt transferred 150,000 of these warrants to Mr. Carr-Locke. The terms of the Chairman's Warrants are substantially similar to those of the Representative's Warrants issued in connection with the Company's initial public offering, including certain registration rights.

     Effective June 1, 1995, Mr. Carr-Locke was granted options to purchase 104,167 shares at an exercise price of $22.50 per share, which options became exercisable on August 3, 1996.

     The Company has retained MBS as a marketing and acquisition consultant for the time period from February 1, 1997 until May 31, 1998. The agreement provides for a $14,227 monthly payment. The Company's Former President and Chief Executive Officer is an officer of MBS. In addition, the Company is in the process of assigning its non-cancelable operating leases for the Massachusetts office to Rapier Investments, Ltd. ("Rapier"). Rapier owns and controls MBS.

     Since December 1995, the Company has purchased one contract from MBS and nine contracts from Rapier to provide billing, collection and accounts receivable management services to Medical Services Providers. In addition, the Company is in the process of negotiating contracts with both MBS and Rapier, under which MBS and Rapier would subcontract with the Company to provide the services to be performed for certain clients of the Company.

     On March 1, 1997, the Company delegated its obligation to provide billing, collection and accounts receivable management services to MBS and Rapier pursuant to the contracts it had acquired from these companies on March 1, 1997. In addition, the Company agreed on terms and conditions authorizing Rapier to subdelegate such obligations and assign its rights to such fees to MBS. The terms of these contracts provided for the Company to pay MBS and Rapier a fee of 70% of all net revenues to be received by the Company for services provided by MBS and Rapier for these clients.

     On August 1, 1997, the Company acquired twelve contracts from MBS of Arizona to provide billing and collection services to certain Medical Service Providers in Arizona. MBS of Arizona is an entity which is owned by, controlled by or affiliated with Mr. Carr-Locke. In addition, the Company executed an Exclusive Service Provider Contract with MBS of Arizona to provide exclusive billing, collection and accounts receivable management services to the Company for the clients covered under these contracts. The terms of the contract provided for the Company to pay MBS of Arizona a fee of 70% of all net revenues to be received by the Company for services provided by MBS of Arizona.

     Effective December 31, 1997, the Company terminated all of the contracts that were purchased in 1995 through 1997, because they were not providing sufficient cash flows to support the Company's operations. All of the contracts were either purchased from or were serviced directly or indirectly by entities owned by, controlled by or affiliated with Mr. Carr-Locke. These contracts had a book value of $8,000,400, net of amortization. At December 31, 1997, 77,276 shares of the Company's Common Stock were being held in escrow pending achievement of targeted revenue levels on these contracts. Since the revenue levels on certain of these contracts were not sufficient to require full release of shares maintained in escrow, 58,400 shares valued at $1,000,000 will not be released and will be returned to the Company. See Item 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS" section for the more information and the elements of the costs of client contacts written-off.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

                 (a) Exhibits. Unless otherwise noted, the exhibit was filed as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 33-87266-LA).

Exhibit No.

3.1              Amended and Restated Articles of Incorporation of the Company.*

3.2              By-laws of the Company.

4.1              Form of certificate evidencing Common Stock of the Company.

10.1              Stock Option Plan.

10.2 Agreement between Russell Data and the Company dated October 1, 1994, as amended.

10.3 Lease Agreement for premises located at 1137 Financial Boulevard, Reno, Nevada, dated August 3, 1994 between the Company and Intellisott Systems, Inc.

10.4              Warrant Agreement between the Company and
                  Douglas R. Colkitt, M.D.

10.5 Software License Agreement between Astute Systems. Inc. and the Company, as amended.

10.6 Office Lease for premises located at 7-57 Wells Avenue, Newton, Massachusetts, dated March 12, 1996 between the Company and Saraceno Holding Trust.

10.7 Promissory Note dated October 1, 1996 between the Company and Russell Data Services, Inc.

10.8 Acquisition Consulting Contract dated December 1, 1996 between the Company and the Bradford Group, Inc.

10.9 Form of Employment Agreement dated as of November 1, 1997 by and between Eric D. Robinson and National Medical Financial Services Corporation.*

10.10 Form of Accounting Business Asset Purchase Agreement dated as of January 1, 1998 by and between Morris Maybruch D/B/A Maybruch & Co., CPA'S and National Medical Financial Services Corporation.**

10.11 Form of Medical Billing Business Asset Purchase Agreement dated as of January 1, 1998 by and between Morris Maybruch and Shoreline Billing Systems, Inc. and National Medical Financial Services Corporation.**

10.12 Form of Employment Agreement dated as of January 1, 1998 by and between Morris Maybruch and National Medical Financial Services Corporation.**

10.13 Form of Buy-Back Agreement dated as of January 1, 1998 by and between Morris Maybruch; Shoreline Medical Billing
                  Systems, Inc. and National Medical Financial Services Corporation.**

10.14 Form of Noncompetition Agreement dated as of January 1, 1998 by and between Morris Maybruch and National Medical Financial Services Corporation.**

11.1              Statement re: Computation of Per Share Earnings.*

23.1              Consent of Coopers & Lybrand L.L.P.*

23.2              Consent of Medwig, Labriola and Co..*

27.1              Statement re: Financial Data Schedule.*

*                 Filed herewith.

** Incorporated by reference to Exhibit 10.1 through 10.5 to the Registrant's Form 8-K filed February 24, 1998.


                  (b)   Forms 8-K

                           1. Form 8-K dated December 5, 1997.

                           2. Form 8-K dated January 6, 1998.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NATIONAL MEDICAL FINANCIAL SERVICES
                                          CORPORATION

                                        By: /s/ Douglas R. Colkitt, M.D.
                                           ----------------------------------
                                           Douglas R. Colkitt, M.D., Chairman
                                           and Chief Executive Officer

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


Signatures                                  Title                                                 Date
----------                                  -----                                                 ----

/s/ Douglas R. Colkitt, M.D.         Chairman and Chief                           April 27, 1998
--------------------------------     Executive Officer
Douglas R. Colkitt, M.D.             (Principal Executive Officer)

/s/ Eric D. Robinson                 President                                    April 27, 1998
--------------------------------
Eric D. Robinson

/s/ Robert W. Horner, Jr.            Vice President, Chief Financial Officer,     April 27, 1998
--------------------------------     Secretary and Treasurer (Principal
Robert W. Horner, Jr.                Financial and Accounting Officer)

/s/ Jude J. Spak                     Director                                     April 27, 1998
--------------------------------
Jude J. Spak

/s/ Richard L. Flickinger            Director                                     April 27, 1998
--------------------------------
Richard L. Flickinger

/s/ Robert M. Colkitt                Director                                     April 27  , 1998
--------------------------------
Robert M. Colkitt


                 NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION

                          INDEX TO FINANCIAL STATEMENTS


Reports of Independent Accountants ........................................  F-2

Balance Sheets, December 31, 1997 and 1996 ................................  F-4


Income Statements for the years ended December 31, 1997 and 1996 ..........  F-5


Statement of Changes in Stockholders' Equity for the years ended

December 31, 1997 and 1996 ................................................  F-6


Statements of Cash Flows for the years ended December 31, 1997 and 1996 ...  F-7


Notes to Financial Statements .............................................  F-9

                        Report of Independent Accountants

To the Board of Directors

  National Medical Financial Services Corporation:

     We have audited the accompanying balance sheets of National Medical Financial Services Corporation as of December 31, 1997 and the related statements of income, changes in stockholder's equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall schedule presentation. We believe that our audit provides a reasonable basis for our opinion.

     The Company has had certain transactions with related parties as more fully described in the notes to the financial statements.

     In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of National Medical Financial Services Corporation as of December 31, 1997 and the results of its operations, changes in stockholders' equity, and cash flows for the year then ended, in conformity with generally accepted accounting principles.

MEDWIG, LABRIOLA & CO.

1000 Arrott Building
401 Wood Street
Pittsburgh, Pennsylvania 15222
March 31, 1998

                     [Coopers & Lybrand L.L.P. Letterhead]
                       Report of Independent Accountants

To the Board of Directors

  National Medical Financial Services Corporation:

     We have audited the accompanying balance sheet of National Medical Financial Services Corporation as of December 31, 1996 and the related statements of income, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall schedule presentation. We believe that our audit provides a reasonable basis for our opinion.

     The Company has had certain transactions with related parties as more fully described in the notes to the financial statements.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Medical Financial Services Corporation as of December 31, 1996, and the results of its operations, changes in stockholders' equity, and cash flows for the year then ended, in conformity with generally accepted accounting principles.

COOPERS & LYBRAND L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania

February 26, 1997

                 NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION

                                 BALANCE SHEETS

                           December 31, 1997 and 1996
                                 (In Thousands)




                                                              1997           1996
                                                          -----------    -----------

                 ASSETS
Current assets:
  Cash and cash equivalents ........................      $     317.5    $   2,882.0
  Accounts receivable ..............................          3,009.2        2,339.1
  Notes and interest receivable - related party ....          2,848.0        3,428.2
  Refundable income taxes ..........................          1,756.6           --
  Other assets and prepaid expenses ................            309.0          301.8
                                                          -----------    -----------
    Total current assets ...........................          8,240.3        8,951.1
                                                          -----------    -----------
Property and equipment, net ........................             19.8           19.1
Intangible assets, net .............................            624.2        5,780.4
Deferred costs and other assets ....................            185.3          800.5
                                                          -----------    -----------
    Total assets ...................................      $   9,069.6    $  15,551.1
                                                          -----------    -----------
                                                          -----------    -----------
              LIABILITIES
Current liabilities:
  Accrued subcontract fees .........................      $   2,165.1    $   1,074.1

  Accounts payable and accrued expenses ............             46.9          137.9

  Accrued terminations costs .......................            305.7             --
  Short term debt ..................................             97.7           77.0
                                                          -----------    -----------
    Total current liabilities ......................          2,615.4        1,289.0
                                                          -----------    -----------
Long-term debt .....................................            171.8             --
                                                          -----------    -----------
    Total liabilities ..............................          2,787.2        1,289.0
                                                          -----------    -----------

Commitments and contingent liabilities .............               --             --

                  STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value, 1,000,000 shares
  authorized, none outstanding ..................                  --             --
Common stock, $.01 par value, 40,000,000 shares
  authorized, 1,539,932 and 1,495,643 shares
    issued and outstanding .........................             15.4           15.0
Paid-in capital ....................................         12,511.3       11,646.7
Retained earnings (deficit) ........................         (5,244.3)       2,600.4
Common stock in escrow to be returned ..............         (1,000.0)            --
                                                          -----------    -----------
    Total stockholders' equity .....................          6,282.4       14,262.1
                                                          -----------    -----------
    Total liabilities and stockholders' equity .....      $   9,069.6    $  15,551.1
                                                          -----------    -----------
                                                          -----------    -----------


                       See accompanying notes to financial

statements.

                 NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION

                                INCOME STATEMENTS

                 For the Years Ended December 31, 1997 and 1996
                                 (In Thousands)

                                                     1997             1996
                                                  ----------      -----------

Revenues .....................................   $   8,257.5       $  9,215.1
Subcontract expense ..........................       5,619.0          6,223.0
                                                   ---------        ---------
    Operating income .........................       2,638.5          2,992.1

Selling, general and administrative expense            617.8            931.1
Depreciation and amortization expense ........         507.2            325.6
Interest income, net .........................        (315.0)          (357.2)
Write-offs of client contracts ...............      11,029.1               --
                                                   ---------        ---------

Income (loss) before income taxes ............      (9,200.6)         2,092.6

Provision (benefit) for income taxes .........      (1,355.9)           687.1
                                                   ---------        ---------
    Net income (loss) ........................   ($  7,844.7)      $  1,405.5
                                                   ---------        ---------
                                                   ---------        ---------
Basic net income (loss) per share ............   ($     5.17)      $     0.95
                                                   ---------        ---------
                                                   ---------        ---------
Weighted average number of shares
  outstanding used in basic calculation ......     1,516,676        1,486,968
                                                   ---------        ---------
                                                   ---------        ---------
Diluted net income (loss) per share ..........   ($     5.17)      $     0.90
                                                   ---------        ---------
                                                   ---------        ---------
Weighted average number of shares
    outstanding used in diluted calculation...     1,516,676        1,559,525
                                                   ---------        ---------
                                                   ---------        ---------


                 See accompanying notes to financial statements.

                 NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  For the Years Ended December 31,1997 and 1996

                                  (In Thousands)


                                                                                                   Common Stock      Total
                             Preferred     Shares of      Common         Paid-in      Retained     in Escrow to   Stockholders'
                               Stock      Common Stock    Stock          Capital      Earnings     be Returned       Equity
                             ---------     ---------    -----------    -----------   ----------    ----------     -----------
Balance,
January 1, 1996 .........         --       1,423,833    $      14.3    $   9,009.8   $  1,194.9    $     --       $  10,219.0

Common stock issued
to acquire contracts ....                     71,810            0.7        2,636.9                                    2,637.6

Net income ..............                                                               1,405.5                       1,405.5
                             ---------     ---------    -----------    -----------   ----------    ----------     -----------
Balance,
December 31, 1996 .......         --       1,495,643           15.0       11,646.7      2,600.4         --           14,262.1


Common stock issued
to acquire contracts ....                     44,289            0.4          864.6                                      865.0

Common stock in escrow
to be returned ..........                                                                            (1,000.0)       (1,000.0)

Net loss ................                                                              (7,844.7)                     (7,844.7)
                             ---------     ---------    -----------    -----------   ----------    ----------     -----------
Balance,
December 31, 1997 .......         --       1,539,932    $      15.4    $  12,511.3   ($ 5,244.3)   ($ 1,000.0)    $   6,282.4
                             ---------     ---------    -----------    -----------   ----------    ----------     -----------
                             ---------     ---------    -----------    -----------   ----------    ----------     -----------



                 See accompanying notes to financial statements.

                 NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION

                            STATEMENTS OF CASH FLOWS

                 For the Years Ended December 31, 1997 and 1996
                                 (In Thousands)


                                                                    1997               1996
                                                                 -----------        ----------
Cash flow from operating activities:

    Net income (loss) ........................................   ($  7,844.7)       $  1,405.5

    Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
        Write-offs of client contracts .......................      11,029.1              --
        Depreciation and amortization expense ................         507.2             325.6
        Insurance in lieu of cash ............................         224.3              53.8
        Changes in assets and liabilities:
            (Increase) decrease in receivables ...............      (2,728.3)            304.9
            (Increase) decrease in other assets ..............         137.3            (273.0)
            Increase in refundable income taxes ..............      (1,756.6)             --
            Increase (decrease) in accounts payable
              and accrued expenses ...........................        (554.2)             87.8
            Decrease in income taxes payable .................          --              (135.6)
                                                                 -----------        ----------
        Net cash provided by (used in) operations ............        (985.9)          1,769.0
                                                                 -----------        ----------
Cash flow from investing activities:
    Receivables acquired in acquisitions .....................        (844.1)           (361.9)
    Issuance of notes receivable .............................        (524.2)         (5,344.2)
    Principal collections of notes receivable ................       1,104.4           2,000.0
    Deferred costs-contract acquisitions .....................         604.3            (768.9)
    Purchase of property and equipment .......................          (2.1)             (8.9)
    Client lists .............................................      (1,642.1)           (880.8)
    Other assets .............................................          10.9             (10.9)
                                                                 -----------        ----------
        Net cash used in investing activities ................      (1,292.9)         (5,375.4)
                                                                 -----------        ----------
Cash flow from financing activities:

    Initial public offering costs ............................          --                (7.4)
    Payments of notes payable ................................        (285.7)            (84.4)
                                                                 -----------        ----------
        Net cash provided by (used in) financing activities...        (285.7)            (91.8)
                                                                 -----------        ----------
        Net increase (decrease) in cash ......................      (2,564.5)         (3,698.2)

Cash balance, Beginning balance ..............................       2,882.0           6,580.2
                                                                 -----------        ----------
Cash balance, Ending balance .................................   $     317.5        $  2,882.0
                                                                 -----------        ----------
                                                                 -----------        ----------


                 See accompanying notes to financial statements.

                 NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION

                            STATEMENTS OF CASH FLOWS

                 For the Years Ended December 31, 1997 and 1996
                                 (In Thousands)


                                                                              1997              1996
                                                                           ----------        ---------
Supplemental data:


    Cash paid for income taxes ..............................               $   230.0        $ 1,101.1
                                                                           ----------        ---------
                                                                           ----------        ---------
    Cash paid for interest ..................................               $    17.3        $     3.2
                                                                           ----------        ---------
                                                                           ----------        ---------
    Non-cash items:

        Stock issued for contract acquisitions ..............               $   865.0        $ 2,645.0
                                                                           ----------        ---------
                                                                           ----------        ---------
        Note payable issued for contracts acquisitions ......               $   250.0             --
                                                                           ----------        ---------
                                                                           ----------        ---------
        Note payable issued in lieu of insurance ............               $   411.5        $   161.4
                                                                           ----------        ---------
                                                                           ----------        ---------
        Note receivable issued in lieu of interest ..........               $   144.2        $   144.2
                                                                           ----------        ---------
                                                                           ----------        ---------
        Assets and liabilities written-off in write-offs ....
          of client contracts                                               $12,029.1             --
                                                                           ----------        ---------
                                                                           ----------        ---------
        Common stock in escrow to be returned due to
          write-offs of client contracts ....................              ($ 1,000.0)            --
                                                                           ----------        ---------
                                                                           ----------        ---------




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

         The Company markets its services to medical providers and acquires existing contracts offering billing, accounts receivable and collection services. The Company also enters into management contracts to provide these services.

         Effective December 31, 1997, the Company restructured its operations. As described in Note 3, the Company terminated contracts that were acquired in 1995 through 1997. In the future, the Company will strategically align and affiliate itself, through acquisitions and partnerships, with established companies that offer billing and collection and practice management services to medical service providers. The Company expects, that following the consummation of such acquisitions and partnerships, it will be able to provide access to offshore labor and high technology.

2.  Summary of Significant Accounting Policies:

         Revenue Recognition:

         Fees for the Company's services are primarily based on a percentage of net collections on patient accounts, and revenue is recognized as such services are performed. Accounts receivable represents amounts invoiced to clients for services and late payment fees. Accounts receivable- unbilled represents fees which will be realized upon collection of billing services already rendered but not yet invoiced.

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

         Intangible Assets:

         Intangible assets are composed of client lists and software license. Intangible assets are amortized using the straight-line method over their estimated useful lives of fifteen and ten years, respectively. The software license estimated useful life is being amortized over the life of the license and its cost includes any updates and software changes over this time period. See Note 3 for discussion of the write-offs of client lists in 1997.

         Long-Lived Assets:

         Statement of Financial Accounting Standards 121, "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed", ("SFAS #121") requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. SFAS #121 was adopted in 1996 and did not have a material effect on the Company's results of operations, cash flows or financial position in 1996.

         Net Income Per Common Share:

         In December 31, 1997, retroactive to January 1, 1997, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" (SFAS 128). All previously reported earnings per share information reported as of December 31, 1997 for comparative purposes has been restated to reflect the impact of adopting SFAS 128. Under SFAS 128, basic earnings per common share are computed by dividing the net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflect for maximum dilution that would have resulted from the exercise of stock options and warrants. (see Notes 11 and 12.) Diluted earnings per common share are computed by dividing the weighted average number of common shares and all dilutive securities.

         The Company's earnings per share calculations for the years ended December 31, 1997 and 1996 are as follows (in thousands):

                                                             1997                                  1996
                                                             ----                                  ----
                                              Net Income                   Net       Net Income                     Net
                                              (Loss) Per                 Income      (Loss) Per                    Income
                                                Share       Shares       (Loss)        Shares      Shares         (Loss)
                                               --------    ---------   ----------     --------    ---------      ----------
Basic .....................................    ($  5.17)   1,516,676   ($ 7,844.7)    $   0.95    1,486,968      $  1,405.5
Effect of stock options and warrants ......       --              --         --          (0.05)      72,557            --
                                               --------    ---------   ----------     --------    ---------      ----------
Diluted ...................................    ($  5.17)   1,516,676   ($ 7,844.7)    $   0.90    1,559,525      $  1,405.5
                                               --------    ---------   ----------     --------    ---------      ----------
                                               --------    ---------   ----------     --------    ---------      ----------



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

         Reclassifications:

         Certain items in the 1996 financial statements have been reclassified to conform with the 1997 presentation.

         Reporting Comprehensive Income:

         In June 1997, the Financial Accounting Standards Board ("FASB") issued No. 130, "Reporting Comprehensive Income". This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

         This Statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comprehensive purposes is required. The application of this standard will not have a material impact on the Company.

         Disclosures about Segments of an Enterprise and Related Information:

         In June 1997, the Financial Accounting Standards Board ("FASB") issued No. 131, "Disclosures about Segments and Related Information". This Statement establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

         This Statement is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. This Statement need not be applied to interim financial statements in the initial year of its application. The application of this standard will not have a material impact on the Company.

3.  Write-offs of Client Contracts:

         Effective December 31, 1997, the Company terminated contracts that were purchased in 1995 through 1997, because they were not providing sufficient cash flow to support the Company's operations. See Note 16 for a description of contracts acquired in 1996 and 1997 and terminated effective December 31, 1997.

         At December 31, 1997, these purchased contracts had a book value of $8,000,400, net of amortization. At December 31, 1997, 77,276 shares of the Company's Common Stock were being held in escrow pending achievement of targeted revenue levels on these contracts. Since the revenue levels on certain of these contracts were not sufficient to require full release of shares maintained in escrow, 58,400 shares valued at $1,000,000 will not be released and will be returned to the Company.

         The elements of the costs of client contracts written-off consisted of the following (in thousands):


         Purchased contract costs, net of amortization ...........  $8,000.4
         Cost of shares to be returned from escrow ...............  (1,000.0)
         Uncollectible receivables from clients ..................   1,967.7
         Fixed assets, net of depreciation, and other assets .....      29.7
         Cash advances, net of outstanding payables ..............   1,595.8
         Severance and other termination costs ...................     305.7
                                                                   ----------
         Total ................................................... $10,899.3
                                                                   ----------
                                                                   ----------

4. Expiration of Contract with Chairman and Principal Stockholder:

         Effective September 30, 1997, the contracts with the entities owned by, controlled by or affiliated with the Chairman, Chief Executive Officer, Director and principal stockholder (the "Chairman and principal stockholder") expired and were not renewed. No further revenues and related subcontract expenses (except some incidental income) were recognized after that date.

         At December 31, 1997, a net write-off of $129,800 from entities owned by, controlled by or affiliated with the Chairman and principal stockholder was also recognized. The remaining receivable balance at December 31, 1997 of $3,008,500 was outstanding and in the opinion of management, this amount is fully collectible. From January 1, 1998 until March 31, 1998, the Company has received $1,000,000 that has been applied against this balance, leaving an unpaid balance of $2,008,500.

5.  Accounts Receivable:

          Accounts receivables consisted of the following at December 31 (in thousands):


                                                        1997          1996
                                                      --------      --------
          Accounts receivable - billed ..........     $3,008.5      $1,740.9
          Accounts receivable - unbilled ........           --         592.9
          Miscellaneous receivable ..............           .7           5.3
                                                      --------      --------
          Total .................................     $3,009.2      $2,339.1
                                                      --------      --------
                                                      --------      --------

6.  Notes Receivable:

         On May 1, 1996, the Company entered into a transaction with First United Equities Corporation ("First United"), a broker-dealer registered with the Securities and Exchange Commission. First United is the principal market maker in the Company's Common Stock. Pursuant to the transaction, the Company loaned $5,200,000 through a series of advances evidenced by a promissory note bearing interest at 10%. Such note was due on demand with seven days notice. The note was collateralized by the guarantees of the principals of First United. On May 29, 1996, First United repaid $2,000,000 to the Company. Effective October 1, 1996, the remaining balance of the note and accrued interest was satisfied through the establishment of an unsecured note due from Russell Data Services, Inc., a Nevada corporation which is owned by EquiMed, Inc., a publicly traded company which is controlled by the Company's Chairman and principal stockholder ("RDS"), in the amount of $3,344,200. The note bears interest at 10% and establishes a payment schedule of $1,000,000 each at January 15, April 15 and July 15, 1997 plus accrued interest thereon with the remaining balance and interest thereon due on September 15, 1997. On February 10, 1997, the Company received $1,104,800 in principal and accrued interest from RDS in accordance with the payment schedule. The balance of the scheduled payments were due on September 30, 1997. The Company did not receive any additional payments during this period of time. On January 6, 1998 and March 4, 1998, the Company received additional principal payments for $915,000 and $80,000, respectively, leaving an outstanding principal balance of $1,349,200. In the opinion of management, this amount is fully collectible.

7.  Property and Equipment:

          Property and equipment consists of the following at December 31 (in thousands):



                                                1997                1996
                                                -----               -----
         Furniture and fixtures ..........      $  --              $  4.1
         Office equipment ................       20.5                20.3
                                                -----               -----
                                                 20.5                24.4
         Less accumulated depreciation ...       (0.7)               (5.3)
                                                -----               -----
         Total ...........................      $19.8               $19.1
                                                -----               -----
                                                -----               -----



8.  Intangible Assets:

           Intangible assets consists of the following at December 31 (in thousands):


                                                   1997               1996
                                                  ------            --------
         Client lists .....................    $      --            $5,457.9
         Software license .................        700.0               700.0
                                                  ------            --------
                                                   700.0             6,157.9
         Less accumulated amortization ....        (75.8)             (377.5)
                                                  ------            --------

         Total ............................       $624.2            $5,780.4
                                                  ------            --------
                                                  ------            --------



         The Company purchased an unlimited site software license from a software company that is owned and controlled by the Chairman and principal stockholder of the Company. The program was installed in December 1996. The software has a ten year licensing period which includes all up-dates and software changes. The Company has adopted the straight-line method of amortization over the ten year period.

9.  Lease Commitments:

         The Company leased office space under a noncancelable operating lease, which expired in April 1996. Upon its expiration, the Company obtained additional office space and entered into a new noncancellable operating lease which expires in March 2001. Rental expense for the years ended December 31, 1997 and 1996 was $10,879 and $50,600, respectively. As part of the contract termination, future lease payments will not be required.

         The Company has entered into a month-to-month operating lease for office space from an entity that is owned and controlled by the Chairman and principal stockholder of the Company. The monthly rental of $300 includes utilities. For the years ended December 31, 1997 and 1996, the Company incurred rental expense of $3,600, respectively, pursuant to this lease.

10.  Long-Term Debt:

         Long-term debt consisted of the following at December 31 (in thousands):

                                                                    1997         1996
                                                                    ----         ----
          Term note payable; bearing interest at 7.86%;
           payable in monthly installments of principal
           and interest of $9,600; due in July 2000 ...........    $269.5       $   --

          Term note payable, bearing interest at 6.28%;
           payable in monthly installments of principal
           and interest of $15,600; due in May 1997 ...........        --         77.0
                                                                   ------       ------
                                                                    269.5         77.0

          Less current portion ................................     (97.7)       (77.0)
                                                                   ------       ------

          Long-term debt, less current portion ................    $171.8       $   --
                                                                   ------       ------
                                                                   ------       ------



         At December 31, 1997, debt consists of note payable agreement for the annual premiums of the Company's Directors and Officers Liability insurance policy for a three year period, which was entered into on August 1997. The amount financed ($333,500) under the note agreement consists of thirty-six monthly payments of $9,600 including interest at 7.86%. At December 31, 1996, short-term debt consists of note payable agreements for the annual premiums of the Company's Directors and Officers Liability insurance policy entered into on August 1996. The amount financed ($137,200) under the note agreement consists of nine monthly payments of $15,600 including interest at 6.28%. For the years ended December 31, 1997 and 1996, the Company incurred interest expense of $9,800 and $3,200, respectively, relating to these instruments.

11.  Common Stock Options:

         As of December 31, 1997 and 1996, the Company has three stock options plans. Under the Stock Option Plan ("SOP"), the Company may grant incentive and non-qualified stock options to its directors and key employees of and/or consultants to the Company for up to an aggregate of 60,000 shares of the Common Stock. Under the Stock Option Plan for Non-Employee Directors ("SOPNED"), the Company may grant options to its non-employee directors for up to an aggregate of 100,000 shares of Common Stock. Under both plans, the exercise price of each option equals the fair market value of a share of the Company's Common Stock on the date of grant. The options issued under the SOP will expire five or ten years after the date of grant. The options issued under the SOPNED will become exercisable six months after the date of grant and will expire ten years after the date of grant.

         In September 1996, the Company registered, on Form S-3, 933,334 shares of Common Stock which were owned by certain stockholders of the Company, including 734,167 shares which were owned by Chairman and principal stockholder of the company.

         On August 3, 1995, the Company granted the President and CEO of the Company stock options to purchase 104,167 shares of Common Stock at an exercise price of $22.50 which became exercisable on August 3, 1996. At the date of grant, the exercise price of the stock of $22.50 exceeded the market price of $20.00.

         Activity under all of the Stock Option Plans during the years ended December 31, 1997 and 1996 is as follows (in thousands):


                                                 1997                                         1996
                                                 ----                                         ----
                                                             Weighted-                                     Weighted-
                                                             Average                                       Average
                                                             Exercise                                      Exercise
                                   Shares                    Price             Shares                      Price

Outstanding at
beginning of year ..............   178,167                   $32.47            128,167                     $26.52
                                   -------                   ------            -------                     ------

Granted ........................    89,550                    24.92             50,000                      47.73

Exercised ......................        --                       --                 --                        --

Cancelled ......................   (64,000)                  (46.72)                --                        --
                                   ---------------           ------            ----------------            ------

Outstanding at end of
year ...........................   203,717                   $24.67            178,167                     $32.47
                                   ---------------           ------            ----------------            ------
                                   ---------------           ------            ----------------            ------

Options exercisable at
year-end .......................   203,717                                     178,167
                                   ---------------                             ----------------
                                   ---------------                             ----------------

Options price range at
end of year ....................   $6.41 to $47.44                             $22.50 to $51.00
                                   ---------------                             ----------------

Weighted average fair
value of options granted
during year ....................   $19.98                                      $39.37
                                   ---------------                             ----------------
                                   ---------------                             ----------------

         In order to maintain a competitive compensation package to retain the current officers and directors of the Company, the Company repriced the stock options previously granted to those individuals at an exercise price of $27.19 per share, the fair market value on July 1, 1997.

         The following table summarizes information about options outstanding at December 31, 1997:



                                       Options Outstanding                            Options Exercisable
                                       -------------------                            -------------------
                                                 Weighted-
                                                 Average             Weighted-                               Weighted-
                             Number              Remaining           Average            Number               Average
Range of Exercise            Outstanding         Contractual         Exercise           Exercisable          Exercise
Prices                       at 12/31/97         Life                Price              at 12/31/97          Price
------                       -----------         -----------         ---------          -----------          ---------

$22.50                        104,167            7.6                 $22.50             104,167              $22.50

$6.41 to $47.44                34,550            6.7                  26.36              34,550               26.36

$27.19 to $27.50               65,000            8.8                  27.26              65,000               27.26
                             --------            ---                 -------            --------             -------
                              203,717            7.5                 $24.67             203,717              $24.67
                             --------            ---                 -------            --------             -------
                             --------            ---                 -------            --------             -------


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

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumption used in grants for 1997 and 1996:



         Year ended December 31,                     1997                   1996
         -----------------------                     ----                   ----
         Risk-free rate:

              SOP .......................   5.80% through 6.49%                 5.57%
              SOPNED ....................       6.44% and 6.49%                 6.42%

         Expected dividend yield:

              SOP .......................                  0.0%                  0.0%
              SOPNED ....................                  0.0%                  0.0%

         Expected lives:

              SOP .......................        5 and 10 years        5 and 10 years
              SOPNED ....................              10 years              10 years

         Expected volatility:

              SOP .......................                77.34%                 54.2%
              SOPNED ....................                77.34%                 54.2%



         The pro forma information regarding net income (loss) and net income
(loss) per share has been determined as if the Company had accounted for its stock options under the fair market method as follows (in thousands):


         Year ended December 31,                                 1997           1996
         -----------------------                                 ----           ----
               Net income (loss):

                    As reported ..........................    ($7,844.7)      $1,405.5
                    Pro forma ............................    ($8,076.2)      $  106.2

               Basic earnings (loss) per share:

                    As reported ..........................       ($5.17)      $0.95
                    Pro forma ............................       ($5.33)      $0.07

               Diluted earnings (loss) per share:

                    As reported ..........................       ($5.17)      $0.90
                    Proforma .............................       ($5.33)      $0.07




12.  Common Stock Warrants:

         In December 1994, the Company granted to the Chairman of the Company warrants to purchase a total of 600,000 shares of Common Stock at exercise prices ranging from $75.00 to $125.00. The warrants are in 200,000 share increments and expire on August 3, 1998, 2000, and 2002. In August 1996, the Chairman transferred a portion of his warrants to the

Company's President and Chief Executive Officer ("Former President"). The transfer consisted of 150,000 shares in the increments of 50,000. As of December 31, 1997 and 1996, none of the warrants has been exercised.

         In connection with its initial public offering, the Company issued warrants to purchase 40,000 shares of Common Stock to its Underwriters. The shares of Common Stock subject to the Underwriter's Warrants are identical to the shares sold to the public except for the purchase price and certain registration rights. The Underwriter's Warrants will be exercisable for a four-year period commencing one year from the date of the initial public offering at an exercise price of $30.00 per share. No shares were exercised during 1997 and 1996.

13. Common Stock Split and Reverse Stock Split:

         On December 24, 1997, the Board of Directors of the Company approved a one for ten reverse stock split and no corresponding effect to the number of authorized shares of the Company's Common Stock, which would remain at 40,000,000 shares pursuant to Section 78.207 of the Nevada General Corporation Law (the "Reverse Split"). Following the reverse Split, rather than issue fractional shares or pay cash to such persons otherwise entitled to receive fractional shares, the Company would round up to the nearest whole share of Common Stock held by each stockholder. Under Nevada law, the affirmative vote of a majority of voting power is required to approve the amendment to the Company's Certificate of Incorporation that would be filed in connection with the Reverse Split. The close of business on December 31, 1997, was fixed by the Board of Directors as the record date (the "Record Date") for determination of stockholders entitled to execute written consents to authorize the Reverse Split. An Information Statement was mailed on or before January 13, 1998, with the Company planing on taking all necessary action to consummate the Reverse Split on or after February 10, 1998. On February 10, 1998, approximately 61.0% of the eligible stockholders, which constituted a majority vote, had voted in favor of the Reverse Split. The Reverse Split was distributed on February 10, 1998 and all stock related data in the financial statements reflect the Reverse Split for all periods presented.

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

14.  Income Taxes:

         During 1997, the Company experienced a operating loss of $9,200,600. Losses of $2,597,600 can be carried back to obtain refunds of income taxes paid in 1994 through 1996 $1,355,900. In addition, refunds of estimated taxes payment made in 1997 and tax overpayments in prior years amount to $400,700, which will also be refunded.

         At December 31, 1997, the Company has net operating loss carryforwards totaling $4,750,000 that will be available to offset future taxable income. These net operating loss carryforwards will be available through the year 2012.

         No deferred income tax expense was required to be recorded in 1997. Realization of future tax benefits related to the deferred tax asset is dependent on the Company's ability to generate taxable income within the net operating loss carryforward period. Management has determined that a valuation allowance for the full deferred tax asset is appropriate in the circumstances. Accordingly, no deferred tax asset has been recorded at December 31, 1997.

         A reconciliation of the enacted tax rate to the effective rate reflected in the financial statements is as follows for the year ended December 31, 1996:


          Statutory rate  ..........................................   34.0%
          Tax-free interest income  ................................   (3.4%)
          Effective state rate (net of Federal benefit) ............    1.5%
          Other, net  ..............................................    0.7%
                                                                     -------

          Effective rate in financial statements  ..................   32.8%



There were no material differences between financial and income tax reporting which would give rise to deferred income taxes at December 31, 1996.

15.  Preferred Stock:

         The Company has authorized the issuance of 1,000,000 shares of preferred stock with the rights, preferences, limitations and redemption of the preferred stock determined upon any issuances.

16. Concentration of Credit Risk and Major Customers:

         In 1996 and until the termination of the contracts effective September 1997, the Company derived a majority of its revenue from companies owned, controlled by, or affiliated with the Chairman and principal stockholder of the Company which subjects accounts receivable and revenue to concentrations of credit risk. At times, cash balances may exceed FDIC limits. Also, the Company invests in cash equivalents that are collateralized by letters of credit issued by PNC Bank, N.A. At December 31, 1997 and 1996, cash equivalents of $100,000 and $895,000 were collateralized by such letters.

17.  Related Party Transactions:

         See Note 3 and Note 4 for discussion of write-offs of contract costs effective December 31, 1997.

         Effective February 1, 1997, the Former President resigned from his offices and employment by mutual consent with the Company. The Employment Contract with the Company was terminated. The options granted to the Former President under the Stock Option Plan on December 20, 1995 and the President' Options granted on August 3, 1995 will remain exercisable until their respective expiration dates. The Company has retained Medical Business Systems, Inc. ("MBS") as a marketing and acquisition consultant for the time period from February 1, 1997 until May 31, 1998. The agreement provided for a $14,227 monthly payment. The Former President is an officer of MBS. In addition, the Company is in the process of assigning its non-cancelable operating leases for the Massachusetts office to Rapier Investments, Ltd. ("Rapier"). Rapier owns and controls MBS.

         Effective March 14, 1997, the Board of Directors appointed the Chairman and principal stockholder of the Company to serve as the President and Chief Executive Office of the Company, as well as the previous positions he maintained in the Company.

         Effective November 17, 1997, the Board of Directors appointed a new President of the Company, who is employed pursuant to an employment agreement. In connection with the appointment, the Chairman resigned as the Company's President, but will continue to serve as the Company's Chairman and Chief Executive Officer.

         Effective October 1, 1994, the Company executed contracts to provide billing, accounts receivable and collection services with numerous entities that are owned, controlled by, or affiliated with the Chairman and principal stockholder of the Company. The Company receives a percentage of patient net revenues of the clients as compensation for its services. The contracts expired on September 30, 1997 and were not renewed. No further revenues and related subcontract expenses (except some incidental income) were recognized after that date. See Note 4 for discussion of expiration of these contracts.

         At December 31, 1997 and 1996 $3,008,500 and $362,200, respectively, in accounts receivable-billed are from entities owned, controlled by, or affiliated with the Chairman and principal stockholder of the Company.

18.  Contract Acquisitions:

         See Note 3 for discussion of write-offs of contract costs effective December 31, 1997. Detailed information on the contracts acquired during the years ended December 31, 1997 and 1996 are presented below:

         On August 1, 1997, the Company acquired twelve contracts from Medical Billing Services of Arizona, Inc. ("MBS-AZ") to provide billing and collection services to certain medical service providers in Arizona. The total consideration paid was $1,800,000, consisting of $600,000 in cash, 38,400 shares of Common Stock based on a value of $15.63 per share and promissory notes in the aggregate amount of $600,000. In accordance with the purchase agreement, the Company placed these shares into escrow. The Common Stock and promissory notes will be subject to total or partial forfeiture if certain revenue levels are not maintained. On August 1, 1997, the Company executed an Exclusive Services Provider Contract (the "Exclusive Contract") with MBS-AZ. Under the terms and conditions of the Exclusive Contract, the Company will not authorize any other entity or person to provide, and the Company will not provide, any of the contracted services to any client covered by the August 1, 1997 acquisition. In addition, under the terms and conditions of the Exclusive Contract, the Company delegated the Company's obligations to provide billing, collection and accounts receivable management services pursuant to the contracts acquired from MBS-AZ, agreed to pay MBS-AZ a fee of 70% of net revenues received by the Company for services provided by MBS-AZ. At December 31, 1997, the Exclusive Contract was terminated and 38,400 shares of Common Stock held in escrow will be returned to the Company.

         On March 1, 1997, the Company acquired a contract from Rapier to provide billing, collection and accounts receivable management services a medical service provider in Rhode Island. The total consideration paid was $165,000, consisting of $100,000 in cash and 1,445 shares of Common Stock based on a value of $22.50 per share. In accordance with the purchase agreement, the Company placed these shares into escrow. Fewer shares will ultimately be released if certain revenue levels are not maintained. The Company delegated to Rapier the Company's obligations to provide billing, collection and accounts receivable management services pursuant to the contracts, agreed to pay Rapier a fee of 70% of net revenues received by the Company for services provided by Rapier. In addition, the Company agreed on terms and conditions authorizing Rapier to subdelegate such obligations and assign its right to such fees to MBS. The shares of Common Stock held in escrow will be released by the Company in 1998.

         On March 1, 1997, the Company acquired a contract from MBS to provide billing, collection and accounts receivable management services to medical service providers in the Cleveland, Ohio area The total consideration paid was $500,000, consisting of $300,000 in cash and 4,445 shares of Common Stock based on a value of $45.00 per share. In accordance with the purchase agreement, the Company placed these shares into escrow. Fewer shares will ultimately be released if certain revenue levels are not maintained. The Company delegated to MBS the Company's obligations to provide billing, collection and accounts receivable management services pursuant to the contracts and agreed to pay MBS a fee of 70% of net revenues received by the Company for services provided by MBS. The shares of Common Stock held in escrow will be released by the Company in 1998.

         On August 1, 1996, the Company acquired seven contracts from Rapier to provide billing, collection and accounts receivable management services to medical service providers in Massachusetts and New Hampshire. The total consideration paid was $945,000, consisting of $750,000 in cash and 4,274 shares of Common Stock based on a value of $45.63 per share. In accordance with the purchase agreement, the Company placed these shares into escrow. Fewer shares will ultimately be released if certain revenue levels are not maintained. The shares of Common Stock held in escrow will be released by the Company in 1998.

         On April 1, 1996, the Company acquired the accounts receivable and client contracts from National Medical Services, Inc. The client contracts related to this acquisition provide billing and collection services to approximately 19 medical service providers in the Las Vegas, Nevada area. The total consideration paid for this acquisition was $550,000, consisting of $250,000 in cash and 6,000 shares of Common Stock valued at $50.00 per share. In accordance with the purchase agreement, the Company placed these shares into escrow. Fewer shares will ultimately be released if certain revenue levels are not maintained. The shares of Common Stock held in escrow will be released by the Company in 1998.

         On February 13, 1996, the Company acquired the accounts receivable and client contracts from Doctors Medical Billing Services, A Limited Liability Corporation. The client contracts related to this acquisition provide billing and collection services to approximately 25 medical service providers in Las Vegas, Nevada area. The total consideration paid was $1,800,000, consisting of $150,000 in cash and 38,824 shares of Common Stock based on a value of $42.50 per share. In accordance to the purchase agreement, the Company placed these shares into escrow. On November 4, 1997, the Company released these shares from escrow.

19.  Legal Matters:

         The Company is party to routine legal proceedings incidental to its normal activities. The Company is not aware of any legal matters which would have a material adverse effect on the Company's financial position.

20.  Pending Contract Acquisitions:

         The Company is negotiating to purchase assets and operations of a billing and collection company in the Miami, Florida area. It is managements' belief that the acquisition will be consummated during 1998.

21.  Subsequent Events:

         On January 6, 1998, the Company entered into an Accounting Business Asset Purchase Agreement with Morris Maybruch D/B/A Maybruch & Co. and a Medical Billing Business Asset Purchase Agreement with Morris Maybruch and Shoreline Billing Systems, Inc. a New York corporation pursuant to which Mr. Maybruch sold the assets and operations of his accounting and medical billing business. The purchase price for the assets and business operations was $913,702 in cash and 163,405 shares of the Company's Common Stock based on a value of $24.48 per share. Under the terms of the Agreements additional shares of the Company's Common Stock may be issued if its closing price decreases over a defined period. The transaction was accounted for by the purchase method of accounting.

         On March 13, 1998, the Company repriced the stock options previously granted to the current officers and directors in order to maintain a competitive compensation package to retain the current officers and directors of the Company. The stock options previously granted to those individuals were repriced at an exercise price of $1.63 per share, the fair market value on that date.