Form 10QSB
period 1998-03-31
NATIONAL MEDICAL FINANCIAL SERVICES CORP
filed 1998-05-15
CIK 934548

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                             ------------------------------
                                     FORM 10-QSB

(Mark One)
/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 for the quarterly period ended March 31, 1998

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          for the period from __________________ to __________________

                             Commission file number 0-25344
                             ------------------------------

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


    Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.   Yes   No  x.
              ---   ---

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value $.01 per share, 1,703,336 shares outstanding as of May 1, 1998.

                NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION

                                 BALANCE SHEETS
                                 (In Thousands)


                                                  March 31,   December 31,
                                                    1998           1997
                                                  ---------    ------------
                                                 (unaudited)

             ASSETS
Current assets:
    Cash and cash equivalents                       $  309.5     $  317.5
    Accounts receivable                              2,334.5      3,009.2
    Notes and interest receivable - related party    1,901.3      2,848.0
    Refundable income taxes                          1,756.6      1,756.6
    Other assets and prepaid expenses                  311.6        309.0
                                                     --------     --------
             Total current assets                    6,613.5      8,240.3

Property and equipment, net                            196.0         19.8
Intangible assets, net                               1,751.2        624.2
Deferred costs and other assets                        157.5        185.3
                                                      -------       ------
             Total assets                           $ 8,718.2   $ 9,069.6
                                                     --------    ---------
                                                     --------    ---------
           LIABILITIES
Current liabilities:
    Accrued subcontract fees                        $ 1,465.1   $ 2,165.1
    Accounts payable and accrued expenses               148.9        46.9
    Accrued termination costs                           257.2       305.7
    Short-term capitalized leases                         3.3          -
    Short-term debt                                      99.8        97.7
                                                      --------    --------
             Total current liabilities                1,974.3     2,615.4

Long-term capitalized leases                             22.5          -
Long-term debt                                          146.0       171.8
                                                      --------    --------
             Total liabilities                        2,142.8     2,787.2
                                                      --------     -------

Commitments and contingent liabilities                      -           -

                  STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 1,000,000 shares
  authorized, none outstanding                              -           -
Common stock, $.01 par value, 40,000,000 shares
  authorized, 1,703,336 and 1,539,932 shares
  issued and outstanding                                  17.0        15.4
Paid-in capital                                       12,909.7    12,511.3
Retained earnings (deficit)                           (5,351.3)   (5,244.3)
Common stock in escrow to be returned                 (1,000.0)   (1,000.0)
                                                       --------   ---------
    Total stockholders' equity                         6,575.4     6,282.4
                                                       --------    --------
    Total liabilities and stockholders' equity       $ 8,718.2  $  9,069.6

                                                      ---------  ----------
                                                      ---------  ----------

                 See accompanying notes to financial statements.

                 NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION

                                INCOME STATEMENTS
                                 (In Thousands)

            For the Three Month Periods Ended March 31, 1998 and 1997


                                                     1998        1997
                                                     ----        ----
                                                  (unaudited)(unaudited)

Revenues                                           $  510.1     $2,382.8
Cost of services                                      483.1      1,654.2
                                                    -------      -------
         Operating income                              27.0        728.6

Selling, general and administrative expense           152.2        152.8
Depreciation and amortization expense                  28.3        112.9
Interest expense (income)                             (46.5)       (89.1)
                                                     ------       ------
Income (loss) before income taxes                    (107.0)       552.0
                                                     ------       ------

Provision for income taxes:
    Current                                              -         181.0
    Deferred                                             -            -
                                                     ------       ------
                                                         -         181.0
                                                     ------       ------
         Net income (loss)                        ($  107.0)     $ 371.0
                                                   --------      -------
                                                   --------      -------

Basic net income (loss) per share                     $0.06)     $  0.25
                                                   --------      -------
                                                   --------      -------

Weighted average number of shares
    outstanding used in basic calculation         1,703,336    1,497,671
                                                  ---------    ---------
                                                  ---------    ---------

Diluted net income (loss) per share                  ($0.06)       $0.24
                                                   --------    ---------
                                                   --------    ---------

Weighted average number of shares
    outstanding used in diluted calculation       1,708,719    1,555,610
                                                  ---------    ---------
                                                  ---------    ---------


                 See accompanying notes to financial statements.

                 NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION

                            STATEMENTS OF CASH FLOWS
                                 (In Thousands)

            For the Three Month Periods Ended March 31, 1998 and 1997

                                                        1998       1997
                                                        ----       ----
                                                     (unaudited)(unaudited)

Cash flow from operating activities:
    Net income (loss)                                   ($107.0)   $ 371.0
    Adjustments to reconcile net income (loss) to cash
        provided by (used in) operating activities:
        Depreciation and amortization expense              28.3      112.9
        Insurance in lieu of cash                          27.8       66.7
        Changes in assets and liabilities:
            (Increase) decrease in receivables            849.9     (962.7)
            (Increase) decrease in other assets            (2.5)     127.2
            Increase (decrease) in accounts payable
              and accrued expenses                       (646.5)    (696.1)
                                                          ------     ------
        Net cash provided by (used in) operations         150.0     (981.0)
                                                          ------     ------

Cash flow from investing activities:
    Receivables acquired in acquisitions                 (175.3)        -
    Origination of notes receivable                       (48.3)     (69.2)
    Principal collections of notes receivable             995.0    1,104.4
    Deferred costs - acquisitions                            -       (59.7)
    Purchase of property and equipment                   (156.2)      18.4
    Client lists                                         (749.6)    (409.5)
    Other assets                                             -        10.9
                                                          ------     ------
    Net cash provided by (used in) investing activities  (134.4)     595.3
                                                         -------     ------

Cash flow from financing activities:
    Payments of short term debt                           (23.6)     (94.6)
                                                          ------     ------
        Net cash used in financing activities             (23.6)     (94.6)
                                                          ------     ------
        Net decrease in cash                               (8.0)    (480.3)

Cash balance, beginning balance                           317.5    2,882.0
                                                          -----    -------
Cash balance, ending balance                           $  309.5   $2,401.7

                                                        -------   --------
                                                        -------   --------

     See accompanying notes to financial statements.

                 NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION

                            STATEMENTS OF CASH FLOWS
                                 (In Thousands)

            For the Three Month Periods Ended March 31, 1998 and 1997

                                                    1998       1997
                                                    ----       ----
                                                  (unaudited)(unaudited)

Supplemental data:
    Cash paid for income taxes                      $   -     $   25.0
                                                    -------   --------
                                                    -------   --------

    Cash paid for interest                          $   5.8   $    1.5
                                                    -------   --------
                                                    -------   --------

    Non-cash items:
        Stock issued for contract acquisitions      $ 400.0   $  265.0
                                                    -------   --------
                                                    -------   --------

       Note payable issued for insurance            $   -     $   78.0
                                                    -------   --------
                                                    -------   --------

        Capital leases assumed from acquisitions    $  25.8   $     -
                                                    -------   --------
                                                    -------   --------

                 See accompanying notes to financial statements.

                 NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION

                        NOTES TO THE FINANCIAL STATEMENTS


1.  Description of Business:

    Effective December 31, 1997, National Medical Financial Services Corporation (the "Company") restructured its operations and wrote-off all of the contracts it had acquired during the period from June 1995 through August 1997. Additionally, the contracts the Company had with medical service providers that were owned by, controlled by or affiliated with the Company's Chairman and principal stockholder (the "Chairman") had expired on September 30, 1997 and were not renewed. No further revenues or related subcontract expenses (except for incidental income) were recognized after that date.

    As part of the restructuring, the Company announced that it plans to strategically align and affiliate itself, through acquisitions and partnerships, with established companies that offer billing and collection and practice management services to medical service providers. Following the consummation of such acquisitions and partnerships, the Company will provide access to offshore labor and high technology. The Company will also attempt to acquire the service component of certain medical service providers that perform their own billing functions.

2.  Basis of Presentation:

    The accompanying unaudited statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 1998.

3.  Accounts Receivable:

     Accounts receivables consisted of the following at March 31, 1998 and December 31, 1997, respectively:


                                               March 31,    December 31,
                                                  1998           1997
                                               ---------    ------------
                                                     (In Thousands)

         Accounts receivable - billed           $2,333.2       $3,008.5
         Miscellaneous receivable                    1.3             .7
                                                 -------        -------

         Total                                  $2,334.5       $3,009.2
                                                --------       --------
                                                --------       --------

4.  Notes Receivable:

    On May 1, 1996, the Company entered into a transaction with First United Equities Corporation ("First United"), a broker-dealer registered with the Securities and Exchange Commission. First United was the principal market maker in the Company's Common Stock. Pursuant to the transaction, the Company loaned $5,200,000 through a series of advances evidenced by a promissory note bearing interest at 10%. Such note was due and payable on demand with seven days notice. The note was collateralized by the guarantees of the principals of First United. On May 29, 1996, First United repaid $2,000,000 to the Company. Effective October 1, 1996, the remaining balance on the note and accrued interest was satisfied through the establishment of an unsecured note due from Russell Data Services, Inc., a Nevada corporation ("Russell Data"), which was owned by EquiMed, Inc., a publicly traded company which is controlled by the Company's Chairman and principal stockholder (the "Chairman"), in the amount of $3,344,200. The note bears interest at 10% and established a payment schedule of $1,000,000 each at January 15, April 15 and July 15, 1997 plus accrued interest thereon, with the remaining balance and interest thereon due on September 30, 1997. On February 10, 1997, the Company received

                 NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION

$1,104,800 in principal and accrued interest from Russell Data in accordance with the payment schedule. The balance of the scheduled payments were due on September 30, 1997. The Company did not receive any additional payments during this time. On January 6, 1998, March 4, 1998 and April 21, 1998, the Company received additional principal payment of $915,000, $80,000 and $30,000, respectively, leaving an outstanding principal balance of $1,319,200. In the opinion of management, this amount is fully collectible.

    On May 23, 1997, the Company loaned $250,000, evidenced by a promissory note, to EquiMed Pakistan (Private) Limited, a Pakistan company ("EquiMed Pakistan"), which is a wholly-owned subsidiary of EquiMed. The promissory note bears interest at 12% and was scheduled to be repaid on September 22, 1997. Such repayment has not yet occurred. In the opinion of management, this amount is fully collectible.

5.  Business Acquisitions:

    On January 6, 1998, the Company entered into an Accounting Business Asset Purchase Agreement with Morris Maybruch D/B/A Maybruch & Co. and a Medical Billing Business Asset Purchase Agreement with Morris Maybruch and Shoreline Medical Billing Systems, Inc., a New York corporation, pursuant to which Mr. Maybruch sold the assets and operations of his accounting and medical business. The purchase price for the assets and business operations was $913,700 in cash and 163,405 shares of the Company's Common Stock based on a value of $2.45 per share. Under the terms of the Agreements, additional shares of the Company's Common Stock may be issued if its closing price decreases over a defined period. The transaction was accounted for as the purchase.

6.  Intangible Assets:


                                                  March 31,    December 31,
                                                    1998           1997
                                                  ---------    ------------
                                                      (In Thousands)

         Goodwill                                 $1,099.6     $   --
         Non-competition agreement                    50.0         --
         Software license                            700.0      700.0
                                                   -------      -----

                                                   1,849.6      700.0
         Less accumulated amortization               (98.4)     (75.8)
                                                    ------       -----
         Total                                    $1,751.2     $624.2
                                                  --------     -------
                                                  --------     -------

7.  Long-term Debt:

    Long-term debt consisted of the following at March 31, 1998 and December 31, 1997, respectively:

                                                   March 31,   December 31,
                                                     1998          1997
                                                   ---------   ------------
                                                       (In Thousands)
    Term note payable; bearing interest at 7.86%;
    payable in monthly installments of principal
    and interest of $9,600; due in July 2000        $245.8       $   269.5
    Less current portion                             (99.8)          (97.7)
                                                    -------       ---------
    Long-term debt, less current portion            $146.0       $   171.8
                                                    -------       ---------
                                                    -------       ---------


                 NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION

7.  Long-term Debt, continued:

    Interest paid during the three month periods ended March 31, 1998 and 1997 was $5,800 and $1,500, respectively.

8.  Common Stock:

    On December 24, 1997, the Board of Directors of the Company approved a one for ten reverse stock split and no corresponding increase in the number of authorized shares of the Company's Common Stock, which would remain at 40,000,000 shares pursuant to Section 78.207 of the Nevada General Corporation Law (the "Reverse Split"). Following the Reverse Split, rather than issue fractional shares or pay cash to such persons otherwise entitled to receive fractional shares, the Company would round up to the nearest whole share of Common Stock held by each stockholder. Under Nevada law, the affirmative vote of the stockholders holding a majority of voting power of Common Stock is required to approve the amendment to the Company's Certificate of Incorporation that would be filed in connection with the Reverse Split. The close of business on December 31, 1997, was fixed by the Board of Directors as the record date (the "Record Date") for determination of stockholders entitled to execute written consents to authorize the Reverse Split. An Information Statement was mailed on or before January 13, 1998, with the Company planning on taking all necessary action to consummate the Reverse Split on or before February 10, 1998. On February 10, 1998, approximately 61.0% of the eligible stockholders, which constituted a majority vote, had voted in favor of the Reverse Split. The Reverse Split was distributed on February 10, 1998 and all stock related data in the financial statements reflect the Reverse Split for all periods presented.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the attached financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1997.

Important Factors Regarding Forward Looking Statements

    Some of the information presented in this report constitutes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to the Company's future business and results of operations. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results of operations or the results of the Company's marketing and acquisition activities and will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, among others, uncertainty as to whether the Company's marketing activities will result in an expansion of its client base or lead to additional acquisitions and affiliation with established companies that offer billing and collection and practice management services to Medical Service Providers, uncertainties related to state and federal governmental regulation of the Company's business, uncertainties related to the demand for the services provided by the Company, uncertainties to provide access to offshore labor and high technology, and the uncertainty of whether the combination of operating cash flows, the proceeds remaining from the Company's initial public offering and repayment of accounts and notes receivables and income tax refunds will be sufficient to fund the Company's growth and operations over the next twelve months. Specific reference is made to risks and uncertainties described in the Company's Registration Statement on Form S-3 (Registration No. 333-11381).

Results of Operations

Quarters Ended March 31, 1998 and March 31, 1997

    Total revenues for the quarters ended March 31, 1998 and 1997 were $510,100 and $2,382,800, respectively, a decrease of approximately 78.6%. None of the 1998 revenues were derived from the Company's contracts with Medical Service Providers owned by, controlled by, or affiliated with the Chairman, as compared to 47.1% of the 1997 revenues. These contracts expired on September 30, 1997 and were not renewed. Accordingly, no further revenues were recognized after that date. An additional reason for the decrease in revenues is due to the write-off as of December 31, 1997 of all of the acquired contracts to provide billing and collection services it had acquired during the period from June 30, 1995 through August 1, 1997. The acquired contracts were not providing sufficient cash flows to support the Company's operations. The Company's revenues in 1998 were derived solely from the operations it had acquired effective January 1, 1998. Revenues earned for the quarter ended March 31, 1998 consisted of $420,100, or 82.4% of revenues, for billing and collection services, and $90,000, or 17.6% of revenues, for accounting services. Revenues earned for the quarter ended March 31, 1997 consisted of $2,224,300, or 93.4% of revenues, for billing and collection services, and $138,900, or 5.8% of revenues, for accounting services, and $19,600, or 0.8% of revenues, for late charges and consulting services. The percentage of revenues attributable to billing and collection services as compared to accounting services has decreased due to the change in contracts due to their expiration or being written-off.

    During the quarters ended March 31, 1998 and 1997, the Company incurred direct cost of services of $483,100 and $1,654,200, respectively. Effective January 1, 1998, the Company acquired the assets and operations of two businesses that provided the accounting and medical billing services for the Company's operations, whereas during the first quarter of 1997, the Company incurred subcontract expenses in the amount for services rendered. Substantially all of the costs incurred in 1997 were payable to Russell Data.
 The Company reported operating income of $27,000, loss before taxes of $107,000, net loss of $107,000 and basic loss per share of $0.06 for the quarter ended March 31, 1998. The Company reported operating income of $728,600, income before taxes of $552,000, net income of $371,000 and basic earnings per share of $0.25 for the quarter ended March 31, 1997. The reasons for the decreases in operating income, income before taxes and net income for the quarter ended March 31, 1998 as compared to the same period of 1997 were due to the contracts which expired on September 30, 1997 and were not renewed and the write-off of acquired contracts on December 31, 1997.

    The Company incurred selling, general and administrative expenses of $152,200 and $152,800 for the quarters ended March 31, 1998 and 1997, respectively. Those expenses consisted primarily of salaries and related benefits, insurance expense and professional fees.

    The Company experienced an operating loss of $9,200,600 in 1997, which resulted in net operating loss carryforwards totaling $4,750,000 that will be available to offset future taxable income. These net operating loss carryforwards will be available through the year 2012. The Company's effective tax rate was 32.8% for the quarter ended March 31, 1997.

Liquidity and Capital Resources

    At March 31, 1998 and 1997, the Company had cash and cash equivalents of $309,500 and $2,401,700, respectively.

    The Company realized net income (loss) from operations of ($107,000) and $371,000 for the three months ended March 31, 1998 and 1997, respectively. During the three month periods ended March 31, 1998 and 1997, the Company had net cash provided by (used in) operations of $150,000 and ($981,000), respectively. The Company had net cash provided by (used in) investing activities of ($134,400) and $595,300 for the three months ended March 31, 1998 and 1997, respectively. The Company had net cash used in financing activities of $23,600 and $94,600 for the three months ended March 31, 1998 and 1997, respectively.

    On March 1, 1997, the Company acquired a contract to provide billing and collection services to certain medical service providers in Rhode Island.
The total consideration paid was $165,000, consisting of $100,000 in cash and 1,445 shares of Common Stock valued at $45.00 per share. In accordance with the purchase agreement, the Company placed these shares into escrow. Fewer shares will ultimately be released if certain revenue levels are not maintained. At December 31, 1997, 1,445 shares of Common Stock held in escrow will be released by the Company in 1998.

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

    On August 1, 1997, the Company acquired twelve contracts to provide billing and collection services to certain medical service providers in Arizona. The total consideration paid was $1,800,000, consisting of $600,000 in cash, 38,400 shares of Common Stock valued at $15.60 per share and promissory notes in the aggregate amount of $600,000. In accordance with the purchase agreement, the Company placed the shares into escrow. The Common Stock and promissory notes will be subject to total or partial forfeiture if certain revenue levels are not maintained. At December 31, 1997, 38,400 shares of Common Stock held in escrow will be returned to the Company and the promissory notes were written-off.

    Effective December 31, 1997, the Company terminated the contracts that were purchased in 1995 through 1997, because they were not providing sufficient cash flows to support the Company's operations. At December 31, 1997, these purchased contracts had a book value of $8,000,400, net of amortization. At December 31, 1997, 77,276 shares of the Company's Common Stock were being held in escrow pending achievement of targeted revenue levels on these contracts. Since the revenue levels on certain contracts were not sufficient to require full release of shares maintained in escrow, 58,400 shares valued at $1,000,000 will not be released and will be returned to the Company in 1998.

    In addition, the contracts with entities owned by, controlled by or affiliated with the Company's Chairman expired on September 30, 1997 and were not renewed. Accordingly, no further revenues and related subcontract expenses (except some incidental income) were recognized after that date. The Company had a net write-off of $129,800 from entities owned by, controlled by or affiliated with the Company's Chairman.

    The effects of the net operating loss experienced in the 1997 of $9,200,600 created a net loss of $2,597,600 to be carried back to obtain refunds of income taxes paid in 1994 through 1996 of $1,355,900. In addition, refunds of estimated tax payments made in 1997 and tax overpayments in prior years amount to $400,700, which will be refunded. The Company has net operating loss carryforwards totaling $4,750,000 that will be available to offset future taxable income. These net operating loss carryforwards will be available through the year 2012.

    On January 1, 1998, as part of its new operating strategy, the Company acquired the assets and operations of Shoreline Medical Billing Systems, Inc. and Maybruch & Co., two privately-owned companies which perform physician billing and collection and various practice management and accounting services. The total consideration paid was $1,313,700, consisting of $913,700 in cash and 163,405 shares of Common Stock valued at $2.45 per share. In accordance with the purchase agreements, additional shares of Common Stock may be issued if the price of the Common Stock falls below certain levels.

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

The note was collateralized by the guarantees of the principals of First United. On May 29, 1996, First United repaid $2,000,000 to the Company. Effective October 1, 1996, the remaining balance on the note and accrued interest was satisfied through the establishment of an unsecured note due from Russell Data in the amount of $3,344,200. The note bears interest at 10% and established a payment schedule which would have resulted in the balance being paid in full by September 15, 1997. On February 10, 1997, the Company received $1,104,800 of principal and accrued interest from Russell Data representing the first in the series of scheduled payments. The balance of the scheduled payments were due on September 30, 1997. The Company did not receive any additional payments during that time period. On January 6, 1998, March 4, 1998 and April 21, 1998 the Company received additional principal payment of $915,000, $80,000 and $30,000, respectively, leaving an outstanding principal balance of $1,319,200. In the opinion of management, this amount is fully collectible.

    On May 23, 1997, the Company loaned $250,000, evidenced by a promissory note, to EquiMed Pakistan which bears interest at 12% and was scheduled to be repaid on September 22, 1997. Such repayment has not yet occurred.

    As of March 31, 1998, certain of the medical service providers, which are owned by, controlled by, or affiliated with the Chairman, owed $2,008,500 to the Company. Since these contracts expired on September 30, 1997 and were not renewed, there was no additional amounts billed to these entities since December 31, 1997. Since December 31, 1997, the Company has received $1,000,000 relating to these receivables and has paid Russell Data $750,000 for services related to these amounts. As of March 31, 1998 and 1997, the Company owed Russell Data $1,465,100 and $253,500, respectively, for services provided. Included in the 1997 amount is prepayments of $1,042,000 the Company made to Russell Data for the benefit of the acquired contracts which were indirectly subcontracted to the former President and Chief Executive Officer. As of December 31, 1997, these contracts were written-off since they were not providing sufficient cash flows to support the Company's operations.

    The Company's principal sources of liquidity are anticipated to be cash flows from operations, proceeds remaining from the Company's initial public offering, repayment of accounts and notes receivables and income tax refunds.
 The Company expects to fund future acquisitions of contracts and future acquisitions of businesses by a combination of funds available through the cash from operations, proceeds remaining from the initial public offering, repayment of the accounts and notes receivables, income tax refunds and issuance of Common Stock and promissory notes. A similar funding strategy is anticipated to be used in its future business growth. The Company anticipates that cash flow from operations, the proceeds remaining from the initial public offering, repayment of the accounts and notes receivables and income tax refunds will be adequate to fund its operations for the next twelve months, although there can be no assurance to that effect.

                           PART II - OTHER INFORMATION

Item 1:  LEGAL PROCEEDINGS

    (No response required)

Item 2:  CHANGES IN SECURITIES

    In connection with the acquisition of the assets and operations of an accounting practice and medical billing and collection business on effective January 1, 1998, the Company issued 163,405 unregistered shares of Common Stock valued at $2.45 per share. Such issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

Item 3:  DEFAULTS UPON SENIOR SECURITIES

     (No response required)

Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the quarter ended March 31, 1998, the Company solicited consents from its stockholders of record as of December 31, 1997, for approval of a one for ten reverse stock split of the Company's Common Stock. Stockholders representing approximately 61.1% of the eligible Common Stock outstanding consented to the reverse stock split and stockholders representing approximately 2.3% of the eligible Common Stock voted against the reverse stock split.

Item 5:  OTHER INFORMATION

    (No response required)

Item 6:  EXHIBITS AND REPORTS ON FORM 8-K

    a.   Exhibits

         11.1 Statement Regarding Computation of Per Share Earnings (Three Months).

         27.1  Financial Data Schedule.

    b.   Forms 8-K

         1.    Form 8-K dated January 6, 1998.

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

                         NATIONAL MEDICAL FINANCIAL SERVICES CORPORATION
                         -----------------------------------------------
                                   (Registrant)



                         By:   /s/  Robert W. Horner, Jr.
                               ----------------------------------------------
                               Robert W. Horner, Jr., Vice President,
                                  Chief Financial Officer, Secretary
                                  and Treasurer


                               (Signing on behalf of the Registrant
                               and as Principal Accounting Officer)

Date:  May 15, 1998